Form 10-K
period 2008-12-31
Eternal Image Inc
filed 2009-06-10
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

(Exact Name of Registrant as specified in its charter)

Delaware	000-18889	20-4433227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

28800 Orchard Lake Road, Suite 130, Farmington, Hills, MI	48334
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

248- 932-3333

Securities Registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [ x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[  ] Yes   [ x ] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes [  ]           No [x]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008):  $2,667,543*

State the number of shares outstanding of each of the issuer’s classes of common equity:  610,049,475 as of June 1,  2009

*As reported on the Pink Sheets. Excludes 234,866,915 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The Pink Sheets is a centralized quotation service that collects and distributes market maker quotations for securities traded in the over-the-counter market. However, it is not recognized as an established trading market for securities.

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORM 10-K

TABLE OF CONTENTS

PART I

3

ITEM 1. BUSINESS

3

ITEM 1A.  RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2.  PROPERTIES

9

ITEM 3.  LEGAL PROCEEDINGS

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

10

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6.  SELECTED FINANCIAL DATA

11

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS

12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18

ITEM 9A(T).  CONTROLS AND PROCEDURES

50

ITEM 9B.  OTHER INFORMATION

51

PART III

21

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

52

ITEM 11.  EXECUTIVE COMPENSATION

54

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

56

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                  DIRECTOR INDEPENDENCE

57

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

58

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

60

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the section entitled”Risk Factors”in  our Regstration Statement, as amended, as filed on Form S-1.  We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in all of our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

PART I

ITEM 1. BUSINESS

Overview

The business of providing burial products for the deceased has literally been around for thousands of years.  For almost as long a period of time, burial containers such as caskets have remained relatively unchanged.  The modern funerary marketplace, although a considerably large and profitable industry, offers nothing unique or artistic in the way of casket designs.  According to the National Funeral Directors Association as quoted by TheStandard.com., “Americans spend between $16 to $24 billion annually on funeral services and related expenses.”

Within the funeral industry, customer loyalty is a foreign concept.  Customer loyalty is only practiced to the extent of which funeral home an individual will choose, especially in rural areas where there has been a single, prominent funeral home for decades.  When it comes to individual products, however, it is very rare for someone to say, “Because my father was buried in a solid bronze casket from Batesville, I would like to be as well.”  This lack of customer loyalty to specific brands opens for Eternal Image the door to a new realm of brand loyalty within the funeral industry.

Funeral services are, to most people, events that they remember for the rest of their lives, especially if the deceased was close to them.  Eternal Image strongly feels that its products can add something special to the funeral service and consequently to the memory of the deceased individual.  An Eternal Image casket or urn leaves a lasting impression upon those present so that, when it is time for those people to be in need of a funerary product, we believe that the Company’s products come first to their minds.  It is Management’s opinion that when one family member is buried or cremated in one of these products, other family members will desire to have just as spirited a casket or urn, and will consequently create within their family a loyalty to Eternal Image’s products.

Never before has branding been a concept in the funeral industry.  For a consumer to actually choose a brand-name funerary product for themselves or a deceased loved one that best reflects their lifestyle and hobbies, is a revolutionary concept that will be epidemic in its scope and breadth.  Branding is very important to Eternal Image, and vital if the Company wants to maintain a good image with the public.  Through its own advertising efforts, coupled with its public relations firm, the Company’s goal is to project the name of Eternal Image to funeral homes across the world as the number one source for exceptionally designed, premium brand-name funerary products.

The following are three basic choices that an individual faces when deciding on a casket for themselves (pre-need) or for a deceased loved one (immediate-need):

•

Purchase a plain stainless steel, bronze, or fiberglass casket, and hire an artist to airbrush or paint a desired logo, design, or insignia on it,

•

Select an interior fabric for the casket that reflects a personal affiliation (i.e. a camouflage pattern for a hunter; or stars and stripes for a veteran, etc.), or

•

Accept the passé choices on the market and go with a standard casket or urn without any customization.

Some consumers, especially aging Baby Boomers, are beginning to see the appeal of branded caskets and are willing to both pre-order and pay extra for caskets designed with such things as golf scenes or even NASCAR colors. See “Casket and Death Report” a United States Market Analysis by John Schmidt for Casketstore.org. 2000. According to the National Funeral Director’s Association, “(a) funeral is so much more than a way to say goodbye; it is an opportunity to celebrate the life of someone special.  Today, a funeral can be as unique as the individual who is being honored.  From simple touches like displaying personal photographs to events centered on a person’s favorite pastime; funerals can reflect any aspect of a person’s life and personality.”

Eternal Image was formed to provide the consumer with unique and spirited, yet sophisticated and appropriate, choices for their casket or urn.  Eternal Image’s product line consists of many recognizable, high-profile brand names that are detailed later in this Annual Report on Form 10K.

Sales and Marketing Strategy

Urns and caskets capturing the essence of high-profile brands are the focal point of Eternal Image’s product designs.  The Company’s product range features products that are inspired by The Vatican, Precious Moments, the American Kennel Club, The Cat Fanciers’ Association, Star Trek, and Major League Baseball.

Because Eternal Image offers “brand name” products to the funeral market, we are in a unique position compared to its larger competitors.  The larger manufacturers offer only a generic, commodity, casket and urn product and thus do not have any real incentive to direct market to the public.  The opposite is true for our Company and our branded product lines.

At Eternal Image we employ a two phase marketing concept we refer to as “push-pull” marketing.

The first component of this marketing style is to familiarize the funeral home industry with Eternal Image and our branded product lines so that when a consumer calls on a particular funeral home then that funeral home will be familiar enough with us that they will know how to contact us to obtain product.  This is being accomplished by display advertising in the several funeral industry magazines (e.g. Funeral Business Advisor) on a monthly frequency for maximum institutional effect.  Eternal Image sends out a direct mail brochure to over 21,000 funeral homes several times per year.  In addition we supply marketing and sales materials to all of our distributors so that their sales representatives can present them to their funeral home clients around the country.

We also attend the giant industry trade show each year known as the NFDA show.  (National Funeral Directors Association)  In the a recent one (October 2008), we had a large, dominating presence with a new trade show booth that was created to showcase our products.

The second component of our “push – pull” strategy is to market directly to the public.  Since we manufacture branded products we employ advertising in magazines directed at core enthusiasts in each brand target group.  (e.g.; Baseball Digest Magazine to promote our Major League Baseball products.  Dog Fancy Magazine to promote our American Kennel Club products, etc.)

We maintain a consumer friendly web presence at www.Eternalimage.net to further our penetration into the public domain for increased awareness.

Finally, we have engaged the services of ASAPR Public Relations and Marketing (717 State Street, Sharptown, MD 21861). The initial term of this agreement was from March 22, 2006 through March 31, 2007. By its provisions, it is extendable for one year terms at our option. We have put ASAPR on hiatus until the annual NFDA trade show in October, at which time we will reingage their services.  Pursuant to this extended agreement we pay ASAPR $6,000 per month. It is responsible for providing us with public relations and marketing expertise, consulting, and critiques.  ASAPR is also responsible for promoting our business through a variety of media including radio, television, and print interviews with our management. This firm specializes in campaigns for its clients that increase brand awareness and public recognition. To date, they have succeeded in obtaining free publicity and exposure for us to the general public.  Through their efforts, we have been seen on CBS, MSNBC, CNBC, ABC, Fox Business News, Wall Street.Net and written up by The New York Times, Detroit News, and many other networks, television stations, magazines and newspapers.

We believe that these efforts serve to drive the general public into the funeral homes asking for our products by name and the funeral homes know exactly where to call to get it when they do.

Target Sales Groups

We sell to multiple distributors over the United States and Canada.  These distributors in turn sell to thousands Funeral Homes in their respective regions. Under certain circumstances, we may sell directly to a Funeral Home if there is no distribution coverage for that particular Funeral Home. Our pet products can be sold through Funeral Homes, pet retailers or online pet retailers.  Pet products are the only products that we sell directly to the public through retailers.  We are not dependent on any one or a few funeral directors or service conglomerates as a customer.

Funeral Directors

Funeral Directors can be reached one of two ways, depending on whether they run their funeral home independently, or are owned by a conglomerate.  The Directors of independently run funeral homes can be approached on a one-on-one basis by the manufacturer’s sales force, and can be provided with catalogs and brochures of the Company’s products for customers to view.  They can also have within their showroom any number of models that can be ordered immediately and delivered promptly.  Funeral Directors that run a funeral home that is owned by a conglomerate, however, do not necessarily need to be approached one-on-one.  The Purchasing Director for the parent company can be presented with the Company’s products and can decide how many he or she would like to buy for his or her network of funeral homes.

Funeral Service Conglomerates

The largest funeral service conglomerates in the United States are Alderwoods Group (approximately 750 properties), Stewart Enterprises (approximately 450 properties), and Service Corporation International (“SCI”) (over 1,100 properties).  These providers, especially SCI, are committed to riding the wave of the future and are constantly signing up more affiliate locations.  Eternal Image is very optimistic about the business that will come from these corporations.

Products and Product Design

Designs for the Company’s products are done on a contract basis with a team of trained and experienced designers.  Management simply informs the team of a desired product and awaits them to submit design ideas.  A final artistic rendition materializes in about three week’s time after Management has given input and feedback for the design.

An artistic rendering is then submitted to the Licensor for approval.  When approved, the rendering then goes to a CAD engineer who begins creating the technical file with which model makers and factories eventually receive.

During each of the last two fiscal years ended December 31, 2007 and 2008, we have spent $487,902 and $133,373 on product development activities, respectively. These costs have been borne by us and not any of our customers.

Regarding these designs, we currently have design patents pending for the the Vatican Library Collection urn.  On October 21,2008, the U.S. Patent Office granted the Company a design Patent (U.S. Patent Number D579,172 S) for its American Kennel Club urn.  On January 6, 2009 the United States Patent and Trademark Office granted the Registrant design patent number D584,475 for the Company’s Major League Baseball urn design. There is no assurance that the patent pending application will be successful, or if, the patents that are are granted will sufficiently protect us from infringement activities of competitors, or that we will have the financial resources to be able to enforce the patent protection if infringement occurs.

Caskets

Eternal Image provides consumers all over the country with unique and tastefully created caskets designed to reflect well known and respected brand-names.  It is our intention to create caskets that are unforgettable works of art that will be fitting pieces for the deceased individual who is buried within them.  They are not simply meant to be metal caskets with logos stamped onto them.  Each casket has been designed to capture the very essence of a brand name so that the design will be instantly recognizable yet not deterring from the respectfulness in which funerals are handled.  It is important to remember that the caskets designed by Eternal Image are not intended to be novelty items; rather, they are intended to distinguishable products that are appropriate centerpieces consistent with the trend towards ‘themed arrangements’. They are fitting tributes to the brand-lover who is laid out in them.

The principle of ‘capturing the essence of each brand’ applies to each and every product.  The quality that each brand has worked so hard to build and maintain will be carried through into Eternal Image’s designs.

Caskets, in general, are manufactured from a variety of materials.  Hardwoods commonly used are: walnut, mahogany, cherry, maple, oak, pecan, poplar, and pine.  Metals commonly used are: bronze, copper, stainless steel, and steel.  The effects and appearance that come with each of these materials can be easily achieved with composite.

Fiber-composite casket sales are gaining recognition as being the longest lasting product to use in terms of how quickly caskets decay.  They are also very lightweight, which translates to a substantial savings in shipping costs.  Eternal Image will be manufacturing (through third party manufacturers/suppliers) caskets out of a variety of materials including wood, metal, and fiber-composite.

It should also be noted that the range of casket prices within the United States is quite large.  Base model caskets can start at $899, while gold-plated caskets top out at $20,000 apiece.  The most popular caskets that were sold in the United States in 2000 were priced in the range of $2,500—$6,500 apiece retail.  The market is certainly ready for spirited, creative caskets that can be priced all over the spectrum depending on their materials and features.

From January 2006 through December 31, 2008, we sold 46 caskets.

Urns

Urns also come in a variety of materials, and Eternal Image uses various materials for its creations.  Eternal Image’s urns are artistically sculptured, and fitting for any home décor.

From January 2006 through December 31, 2008, we sold 2,423 urns.

Additional Products

Eternal Image believes that the initiation of its plan and the distribution of its product line, will likely result in the revolutionizing of the funeral industry.  As a result of our efforts, we believe that brand-name funerary products are going to become increasingly popular. We are committed to staying the leader by rounding up licensing rights of any brand that is deemed appropriate for funerary designs.

Apart from caskets and urns, however, Eternal Image has already secured rights with Major League Baseball and Star Trek for vault covers; and with the American Kennel Club and the Cat Fanciers’ Association for garden memorial markers.  This will further expand the Company’s product line and lets the consumer use the theme of the brand in ways other than simply caskets and urns.

Regarding our vault covers, we have the right to manufacture and sell them under our licensing agreements with Major League Baseball and Star Trek. Although we have begun the manufacturing process for both types of vault covers, to date we have not sold any. Our distribution partner, Wilbur Vault Co., has been testing the concept on its customer base over the last eight months.  To date no vault covers have been sold.

Eternal Image also has the rights to produce and market cemetery medallions for Major League Baseball, Star Trek, Precious Moments, and Collegiate Licensing Company.  Our third party manufacturer/supplier Trigard Bronze has begun production of the Major League Baseball medallions which we began selling in the Fourth Quarter 2008; and they have begun production of the Precious Moments medallions which we began selling in the Second Quarter 2009.

From January 2006 through December 30, 2008, we sold 19 cemetery medallions.

Pricing

The Company does not want its products to be considered exclusive in nature.  While there will be designer-label models that will price higher than the others, it is the desire of Management that the loyal fans of all popular brand-names will be able to purchase or at least plan to pre-purchase the product that most appeals to them.

The Company’s 2009 MSRP on most urns is $799; $4,499 for caskets; and $199 for cemetery medallions.

Licensing Agreements

In July 2004, we retained the services of a licensing agent, Woodrow Browne of Building Q, LLC, Medford, NJ, to obtain licensing arrangements for our designer funerary products. Pursuant to the terms of the agreement with Building Q, LLC, the licensing agent is also responsible for managing and maintaining the company’s current licensing relationships.  In connection with this, Building Q attends various tradeshows, both in the Funeral and Licensing industries, on the Company’s behalf in its effort to pursue new licensing opportunities.  Furthermore, Building Q consults with us to determine the future licensing opportunities that the Company should consider.  Building Q is paid a monthly consulting fee of $1,000 plus a one-time bonus of $2,500 upon the closing of a new licensing agreement.  In addition, the agent receives 2% of Gross Sales on products under licenses which they helped secure, until the agreement with Building Q expires and/or is modified.  The current agreement with Building Q, LLC expires on December 31, 2009.

To date, we have licensing agreements with Precious Moments, Inc., Major League Baseball, the American Kennel Club, the Cat Fanciers Association, Star Trek, and Collegiate Licensing Company. These license agreements expire between 2009 and 2010, and the fees range from 8% to 11% of product sales. Our license agreement with The Vatican Library Collection license agreement expired on June 30, 2008, and we are currently negotiating a new agreement with this licensor. Pursuant to a provision of the expired agreement (“Section 20.5 – Disposition of Inventory Upon Expiration”), there is a six month “sell-off” period after termination of the agreement wherein we as the licensee have the right to continue to sell any remaining stock that we have with the Vatican Library Collection logo. At this time, we have no urns and no caskets with this logo.

Independent Sales Distributors

We currently utilize the services of more than 300 independent sales distributors to market our products to independent funeral homes and funeral home conglomerates. No contracts exist for the distributors.

Manufacturers/Suppliers

We do not manufacture our own products but currently utilize the services of five manufacturers/suppliers that work on a per purchase order basis. They are Waterloo International Funeral Supply (Waterloo, Indiana), Multi-Trade Global Sourcing Corporation (Novi, Michigan), United Global Sourcing Inc. (Troy, Michigan), and Trigard Bronze (Danville, Illinois), Cherokee Casket Company (Griffin, Georgia). We do not have written contracts with any of these manufacturers, but work on a per purchase order basis.  In the future, more manufacturers/suppliers may be added as product needs change.

We believe that we have a good relationship with these manufacturers. If any or all of them were not able, for any reason, to manufacture our products, we feel that we could find adequate replacements at comparable costs. However, if we were unable to do so, our business would be adversely affected.

These five manufacturers/suppliers currently supply us with the following items:

•

Waterloo Funeral Supply of Indiana, a supplier of caskets and their components;

•

Multi-Trade Global Sourcing of Michigan, a supplier of urns, memorial stones and their components;

•

United Global Sourcing of Michigan, a supplier of urns and their components; and

•

Cherokee Casket Company of Georgia, a supplier of caskets and their components;

•

Trigard Bronze of Illinois, a supplier of bronze cemetery medallions and their components.

We do not have a written supply agreement with any supplier. Since we now have developed relationships with our suppliers, they have recently begun providing us product on a “net 30 day” basis, wherein we are required to pay for the products within 30 days of their delivery. These new arrangements are a material help to our cash flow since prior to this, we were required to pay up to four months in advance. Four months is typically the production cycle from order to delivery date.  Since we do not have written agreements, our current arrangements are not enforceable and these arrangements can be cancelled or changed to our detriment at anytime. Although we believe that there are adequate alternatives if the supplier terminates this arrangement, we cannot give any assurance that adequate alternatives will be available to us, or if available, on reasonable terms.

Regulation

We are not aware of any governmental regulation that effects our business. However, such regulation may be enacted in the future. If so, it would increase the cost of our doing business and effect the chance of our becoming profitable.

Competition

We are attempting to create a new market in the designer funerary product industry and therefore do not have any direct competition in this area. However, there are a number of larger companies in the casket and urn business that have greater financial resources and experience than our company. They include: Batesville Casket Corporation , the Aurora Casket Company and the York Casket Corporation.

There are no barriers to entry into the designer funerary product industry other than obtaining the licensing agreements with various attractive brand names. If other casket companies were able to obtain attractive licensing arrangements with brand names, we may not be able to compete with them insofar as those licenses are concerned.

Our principal methods of competition include: a) Taking advantage of our unique position of being the only brand-name product manufacturer currently in funeral business marketplace; b) Marketing the core appeal of our brand-name products directly to that brand’s consumer base; and c) Consumer-focused advertising that drives the consumer directly to our retailers such as funeral homes, directors, distributors and funeral home conglomerates.

Employees

We have employment agreements with three of our officers: Clint Mytych, our President, CEO and CFO, Nick Popravsky, our Vice President of Sales and Marketing, and Donna Shatter, our Vice President of Operations. We also have an employment agreement with David DeAvila, our Director of Sales. The provisions of our employment agreements are summarized in “Executive Compensation”, below.

In addition, we retain a number of independent contractors for office support and customer service roles.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our Registration Statement on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception of our current operations in January 2006, industry risks, dependence on third party  manufacturers/suppliers and the need for additional capital. The company management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES

We do not own any real estate. We lease our 2,000 square foot office facilities at 28800 Orchard Lake Road, Suite 130, Farmington Hills, MI 48334. The office phone number is 248.932.3333, and the fax number is 248.932.3006.  We feel these facilities are adequate for the foreseeable future. The lease term began in April 2006 and terminating 65 months thereafter. It calls for annual rental payments of $37,031 for years 2007 through 2010, and $27,773 in 2011.

We currently lease two company cars.  One is on a pre-paid lease in the amount of $33,921 for 24 months; the other is on an operating-lease with monthly payments of $1,836.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending material legal proceeding nor are we aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to our reverse merger in February 2006, our common stock was not publicly traded. Currently, our common stock is traded on the pink sheets. Our symbol is ETNL.PK. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The Pink Sheets are not recognized as an established public trading market.  The following chart shows the high and low bid prices per share per calendar quarter for the most recent eight calendar quarters

	High Bid Price	Low Bid Price

First Quarter 2007	$ 0.014	$ 0.0010
Second Quarter 2007	$ 0.016	$ 0.0072
Third Quarter 2007	$ 0.013	$ 0.0070
Fourth Quarter 2007	$ 0.010	$ 0.0038
First Quarter 2008	$ 0.026	$ 0.0235
Second Quarter 2008	$ 0.017	$ 0.0165
Third Quarter 2008	$ 0.019	$ 0.012
Fourth Quarter 2008	$ 0.020	$ 0.010

Effective January 15, 2008, we effected a 1 to 20 reverse split. All of the above listed bid prices have been adjusted to reflect the September 26, 2006 and January 15, 2008 stock splits as if they had previously occurred.

Holders of Record

As of March 28, 2009, we had 610,049,475 (post Reverse Split) shares of our common stock issued and outstanding. As of that date, our shares of common stock were held by approximately 118 shareholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, subject to certain limitations imposed under the Delaware Corporation law, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Recent Sales (Issuances)  of Unregistered Securities

We issued the following equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended:

•

25,000,000 shares of preferred stock were issued to Mr. Clint Mytych for executive compensation valued at $500,000.

•

145,000,000 shares of common stock were issued for executive compensation valued at $4,018,000.

•

30,052,540 shares of common stock were issued for other fees and services valued at $952,463.

•

1,545,400 shares of common stock were issued for interest valued at $30,908.

•

1,170,945 shares of common stock were issued for cash of $12,500.

•

32,500,000 shares of common stock were issued for a loan repayment with beneficial conversion feature. Of this amount, 32,500,000 was applied to repayment of the loan, and 1,545,400 was applied to interest expense. The amount of the beneficial conversion, $650,000, was charged to operations. The value of these shares was determined by dividing the conversion amount by the conversion price as stated in the note document.  In addition, the consultants retained to complete the transaction 20,407,540 on the date of conversion valued at $714,264, which was charged to operations.

These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Recent Stock Option Grants

During the fourth quarter of 2008, options to acquire 12,200,000 shares were issued under the 2008 Equity Incentive Plan to three officers which options are exercisable one year from the date of the grant.  These options have an exercise price of $0.01804 per share and expire in seven years from their issue date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders Equity compensation plans not approved by security holders	12,200,000 (1) 0	$0.01804 0	7,800,000 0

Total	12,200,000	$0.01804	7,800,000

(1) Represents shares underlying the 2008 Equity Incentive Plan

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes thereto. Our fiscal year ends on December 31, and each of our fiscal quarters ends on the final day of each of March, June and September. Also, the following discussion and this annual report on Form 10-K, in general, contain forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. See “Forward-Looking Statements”, above.

Overview

We are in the business of manufacturing (through third party manufacturers/suppliers) and marketing of branded, licensed funerary products (such as funeral caskets, urns and covers) for humans and pets. We started our operational phase and began selling product and having revenues in the first quarter of 2007. Prior to this, we were in the development stage trying to creating its own market within the funerary products industry.  Management believes that we have no direct competition in this market. We have secured license agreements with appropriate brand licensors and develop funerary products using the brand logo and images prominently in the design of the funerary product. Currently, we have license agreements with such brand name entities as Major League Baseball, Precious Moments, Star Trek, The Collegiate Licensing Company (colleges and universities), American Kennel Club, and Cat Fanciers’ Association. We are also negotiating to renew our recently expired (June 30, 2008) license agreement with The Vatican Library Collection. The long term plans of the Company are to pursue and secure other license arrangements with reputable, household names that will be a good fit with our products.

Currently, we produce (through third party manufacturers/suppliers) and market five logo designed products: caskets, urns, vault covers (Major League Baseball and Star Trek), garden memorial stones (American Kennel Club and Cat Fanciers’ Association), and cemetery medallions* (Major League Baseball, Star Trek, Precious Moments and Collegiate Licensing Company.) (*A medallion is a solid bronze medallion that is affixed to a headstone.)

We have a two fold marketing strategy.  Our primary targets are funeral homes, directors, distributors and funeral home conglomerates to which we sell our products.  We reach these targets through the use of independent sales representatives. Our second target is the American public, who we attempt to expose to our products through channel appropriate advertising such as in “Catholic Digest”, “Baseball Digest”, “Dog Fancy Magazine” and public relations positioning efforts.

To date, our revenues have been insufficient to fund our operations, and we anticipate this continuing for the foreseeable future. Accordingly, we have been dependent upon debt and equity financing and will continue to be so.

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2008, we have received $2,067,141 in gross proceeds from the sale of our common stock.

As a company is in the early stage of developing a new business -- the manufacturing and marketing of designer funerary products such as funeral caskets and urns -- our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of December 31, 2008, the Company had approximately $636,326 in cash and other current assets. Management believes that cash and other current assets on hand as of December 31, 2008, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only six months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Our plan of operation for the twelve months following the date of this annual report on Form 10-K is to continue to develop and expand our business operations. The process may include, but not exclusively, activities such as:

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company.

•

Funding next wave of production orders for the next 12 months. Estimated Cost: $830,000

•

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $150,000.

•

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $250,000.

•

Partial (or full) repayment of loans. Estimated cost: $120,000.

•

Secure additional strategic licenses to support our long term growth strategy. Estimated Cost: $150,000

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If more than the minimum amounts indicated above are raised, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

Trends and Uncertainties

Public Perception or Acceptance of out Products.   We believe that we have a unique opportunity to control public perception from the outset.  As the first company that we are aware of to ever offer officially licensed funeral products, we believe that as long as we keep our marketing efforts appropriate and tasteful, and execute them strategically, positive public perception and acceptance will be achieved.

It is our belief that funeral services that are custom and more personal in nature are a growing trend in the United States. It appears that many families use the funeral service as a way to celebrate the life of their loved one who has passed, and not so much to just affirm that the person has died. Until our products were on the market, the custom and more personalized funeral just talked about lacked the personalization of the funeral centerpiece itself: the casket or urn.  We believe that our products are well received and accepted because they are tastefully created and truly aide families in celebrating the life of their loved one.

If any uncertainties exist in this category, they are relatively few.  There may always be some consumers who do not associate with a particular product in the Company’s portfolio, but we are striving to one day have a product to meet anyone’s interest, passion, or hobby.

Industry Growth.   Growth of the funerary industries remains stable. According to the National Funeral Directors Association, in the most recent five (5) years, the number of deaths per year in the United States has hovered around the 2,400,000 mark and there is nothing that presently indicates that this will change in the near future.  Currently, caskets and urns remain the only option for interning a body.

Product Material Supply.   We are aware of no new trends in our industry regarding product materials; nor is there uncertainty in this regard.  The three basic materials used for caskets and urns are the same three that have always been used in this industry: woods, metals, and fiber-composite materials.  We manufacture (through third party manufacturers/suppliers) products in all three of these materials and we believe we are well-sourced with suppliers for each.

Product Pricing.   The trend in the funeral industry continues to be, simply put, offering consumers products that they can afford.  This leaves a lot of options available, because there are demographics that can afford to spend more on a funeral product than others.  Much like with automobiles, it comes down to an individual (or family) preference on material, style, and options.  Eternal Image keeps its caskets and urns priced in the middle of industry averages, and management has no uncertainty that this pricing strategy will be accepted.  In fact, there have been many instances where consumers have specifically stated that they expected Eternal Image’s official licensed products to cost more than they actually do.

Product Quality.   Again, industry trends here are simple to observe: provide the consumer with a product of superb quality, especially because of the nature of the product’s use.

Other Factors Affecting our Business.

•

Seasonal Factors.     Not Applicable.  Death rates are relatively consistent from month to month.

•

Environmental Factors.     Not Applicable.  While “green” caskets and urns make an occasional splash in the media, they have not gained acceptance among consumers as a whole and are considered fractional products.

•

Economic Factors.    Not Applicable.  Except for donating a body to science, or cases where ashes are directly disposed of, such as at sea, there is usually no way to get around having to purchase a casket or urn upon the death of a loved one. Accordingly, we believe that Eternal Image’s products will always remain necessary and relevant.

Results of Operations

The Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

The following summarizes changes in our operations for the fiscal years ended December 31, 2008 and 2007. Net loss increased by $4,373,473, or approximately 119%, from $3,689,767 in the fiscal year ended December 31, 2007 to $8,063,240 for the fiscal year ended December 31, 2008. This increase in net loss is attributable primarily to the abandonment of some fixed assets and also the issuance of stock-based compensation.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2008	2007
Sales	$250,902	$309,147
Cost of Goods Sold	$605,410	$253,307
Gross Profit	$(354,508)	$55,840

Sales.   Sales decreased by $58,245 or approximately 19%, from $309,147 in the fiscal year ended December 31 2007 to $250,902 for the fiscal year ended December 31, 2008. This decrease was due to the following factors:

•	Sales manager David DeAvila called up to serve one 12-month term in the Army
•	Restructuring of distribution network
•	Shipping delays from manufacturers

Cost of Goods Sold.  Cost of goods sold increased by $352,103 or approximately 139%, from approximately $253,307 in the fiscal year ended December 31, 2007 to $605,410 for the fiscal year ended December 31, 2008. This increase was directly related to abandonment of some incompatible tooling.

Gross Profit.  Gross profit was ($354,508), or approximately (141%) of our sales for the fiscal year ended December 31, 2008, compared to gross profit of $55,840, or 18% for the fiscal year ended December 31, 2007.

Operating Expenses

	For the Fiscal Years Ended December 31,
	2008	2007
Operating Expenses
Operating expenses	$6,888,393	$2,278,461
Administrative	$158,334	$139,696
Depreciation and amortization	$33,847	$8,865
Total operating expenses	$7,080,574	$2,427,022

Operating Expenses. Operating expenses increased by $4,609,932 or approximately 202%, from $2,278,461  in the fiscal year ended December 31, 2007 to $6,888,393 for the fiscal year ended December 31, 2008. The primary reasons for this increase were stock based compensation to the founder in part as as an anti-takeover startegy; and consulting fees paid in stock.

Administrative Expenses. Administrative expenses increased by $18,638, or approximately 13%, from $139,696 in fiscal year ended December 31, 2007 to $158,334 for the fiscal year ended December 31, 2008. The principal reason for the increase was a slight increase in payroll expense.

Other Income (Expense).  Other Income (Expense) decreased $690,427 or 47%  to ($628,158) in 2008 from ($1,318,585) in 2007.  This decrease was primarily caused by a $1,035,586 reduction in interest expense related to the Company's debt.  The reduction of debt was the result of the conversion of such debt to equity.

Net Loss.  Net Loss increased $4,373,473 or 119% to ($8,063,340) in 2008 from ($3,689,767) in 2007.  This increase in loss was primarily related to an increase in Stock based Compensation of $3,675,500 related to compensation to officers, conversion of Notes payable and conversion of certain accounts payable and an increase of $715,606 in Consulting Fees and Commissions related to the Company’s SEC filings.

Units Sold

	For the Fiscal Years Ended December 31,
	2008	2007

Caskets	46	0
Urns	818	1,605
Medallions	19	0
Vault Covers	0	0
Total	883	1,605

The reasons for the decrase in the sales of units of urns in the above described year periods are virtually the same as those described in the “Sales” section immediately above. The reasons are:

•	Caskets just became available in December, 2008
•	Sales manager David DeAvila called up to serve one 12-month term in the Army
•	Restructuring of distribution network
•	Shipping delays from manufacturers

Liquidity and Capital Resources

We have financed operations and internal growth since our reverse merger in February 2006 through the private placement of equity securities and promissory notes, and as of December 31, 2008, have received gross proceeds of $3,528,012 from those sources since that time.

As of December 31, 2008, we had $636,326 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $871,849, including $48,000 in guaranteed minimum royalty and license payments. In addition, as of December 31, 2008, we had a total notes payable principal balance of $1,035,088.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

There are no financial or non-financial covenants with regard to any of the debt instruments. Furthermore, the notes are simple promissory bearing interest ranging from 5% - 20% with accrued interest and principal payable at the end of the term of each note, except that the Shatter and Mytych notes require monthly payments of  interest and principal of $1,836 and $1,305, respectively; and the those notes call for 5% per annum. Each holder of a note with a term that has  expired or is expiring in the near future has agreed to an extension under the same terms as indicated  on the table below.  Ms. Shatter, Mr. Mytych, and Mr. Popravsky, Sr. are officers and directors of the Company, and Mr. Parliament is a former officer of the Company.  The notes are as follows:

Note Holder	Note Date	Due Date	Principal Amount
W. Browne*	12/21/2006	12/31/2008	$50,000.00
Fifth Third Bank	4/15/2004	5/31/2009	$35,585.00
N. Popravsky, Sr.	1/30/2008	12/31/2008	$13,750.00
B. LeRea	1/5/2008	12/31/2008	$5,000.00
D. Block	5/27/2008	12/31/2008	$100,000.00
S. Stolz	6/10/2008	12/31/2008	$10,000.00
R. Reiner	8/19/2008	12/31/2008	$10,000.00
D. MacKool	6/10/2008	12/31/2008	$15,000.00
D. Boggs	6/9/2008	12/31/2008	$50,000.00
A. Fisher	6/10/2008	12/31/2008	$20,000.00
R. Mizrahi	6/10/2008	12/31/2008	$15,000.00
J. Howkins	7/11/2008	12/31/2008	$60,000.00
D. Richard	8/7/2008	12/31/2008	$90,000.00
D. Hough	9/15/2008	12/31/2008	$7,500.00
N. Pirro	9/29/2008	12/29/2008	$8,250.00
E. Shatter	10/10/2008	1/10/2009	$2,500.00
Music Living Trust	11/11/2008	2/11/2009	$5,000.00
Emerald Assets	9/3/2008	12/31/2008	$50,000.00
Coastal Investments	3/18/2008	12/31/2008	$250,000.00
D. Shatter	5/8/2008	5/1/2009	$23,100.00
C. Mytych	5/8/2008	5/1/2009	$6,707.00
J. Parliament	9/13/2008	12/31/2008	$46,696.00
North Atlantic	6/1/2008	12/31/2008	$100,000.00
Waterloo International	12/15/2008	3/31/2009	$50,000.00
Nicholas Popravsky, Jr.	11/24/2008	2/24/2009	$1,000
Robin Martindale	6/18/2008	12/31/2008	$10,000
Total			$1,035,088

*$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

We believe that the available cash resources on December 31, 2008, is not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan , expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

Our future capital requirements will depend upon many factors, including the expansion of our business operations.

Currently, because we are a new business with limited credit history, we generally pay for our purchases “up front” (in most cases) and are not granted extended credit terms at this time. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. In this regard, recently, our major supplier has agreed (orally) to allow us to pay for our product supplies “net 30 days”. This has enabled us to utilize these funds for other purposes and improves our liquidity.  Our inability to obtain credit from other such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring’s will have a significant impact on our liquidity and deployment of funds.

Principal Commitments

At December 31, 2008, we did not have any material commitments for capital expenditures. However, the Company was committed for purchases of inventory in the amount of $71,250.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered. A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to our consolidated financial statements.

We evaluate our estimates on an on-going basis. The most significant estimates relate to intangible assets, deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those estimates.

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application.

Inventories - Inventories are stated at the lower of cost or market, determined on a average cost basis.

Stock-based Compensation – Under the provision SFAS 123, employee stock awards under the company’s compensation plan are expensed based on fair value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

FINANCIAL STATEMENT

WITH INDEPENDENT AUDITORS' REPORT

December 31, 2008 and 2007

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) DECEMBER 31, 2008 CONTENTS
Page

Report of Independent Registered Accountant	20

Balance Sheets as of December 31, 2008 and December 31, 2007	21

Statements of Operations for the years ended December 31, 2008 and 2007	22

Statements of Changes in Stockholders' Equity (Deficit) for the years ended
December 31, 2008 and 2007	23

Statements of Cash Flows for the years ended December 31, 2008 and 2007	24 - 25

Notes to Financial Statements	26 - 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eternal Image, Inc.

We have audited the accompanying balance sheets of Eternal Image, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (Deficit) and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Image, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Demetrius & Company, L.L.C.

Wayne, New Jersey

June 10, 2009

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
		(as restated)
Current Assets:
Cash	$ 34,158	$ 38,012
Accounts Receivable, net of allowance of
$10,000 and $-0- respectively	87,352	60,420
Inventories	514,816	520,032
Advance Royalties	-	247,273
Deposits with Suppliers	-	199,650
Total Current Assets	636,326	1,065,387
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	75,831	420,940
Other Assets:
Advance Royalties	-	8,000
Other Assets, net	25,090	52,615
Total Other Assets	25,090	60,615
Total Assets	$ 737,247	$ 1,546,942

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 871,849	$ 232,238
Customer Deposit	25,000	-
Notes Payable, Current Portion	1,005,536	745,227
Total Current Liabilities	1,902,385	977,465
Long Term Liabilities:
Notes Payable	29,552	50,258
Total Liabilities	1,931,937	1,027,723
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
220,000,000 and 195,000,000 shares authorized,
issued and outstanding as of December 31, 2008
and 2007 respectively.	220,000	195,000
Common Stock - $.001 par value:
5,800,000,000 shares authorized
380,244,044 and 169,961,553 shares
issued and outstanding as of December 31,
2008 and 2007 respectively.	380,244	169,962
Discount on Stock	(4,853)	-
Treasury Stock	-	(7,500)
Unvested Stock Options	(189,077)	-
Additional Paid in Capital	15,302,804	9,002,325
Accumulated Deficit	(11,753,007)	(3,689,767)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(1,194,690)	519,219
Total Liabilities and Stockholders' Equity (Deficit)	$ 737,247	$ 1,546,942

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
		(as restated)

Revenue	$ 250,902	$ 309,147

Cost of Goods Sold	605,410	253,307

Gross Profit	(354,508)	55,840

Operating Expenses:
Salaries	304,584	288,591
Stock Based Compensation	4,518,000	842,500
Travel and Entertainment	28,098	36,141
Professional Fees	216,844	231,120
Payroll Taxes and Employee Benefits	89,888	68,218
Consulting Fees and Commissions	873,044	157,438
Rent	40,753	37,896
Public Relations and Marketing	485,986	487,332
Product Licensing and Royalties	321,196	129,225
General and Administrative	158,334	139,696
Bad Debts	10,000	-
Depreciation and Amortization	33,847	8,865
Total Operating Expenses	7,080,574	2,427,022

Loss Before Other Income and (Expense)	(7,435,082)	(2,371,182)

Other Income (Expenses):
Interest and Dividend Income	655	1,093
Miscellaneous Income	5,000	5,000
Interest Expense	(265,592)	(1,301,178)
Goodwill Impairment	-	(23,500)
Abandonment of Fixed Assets	(368,221)	-
Total Other Income (Expenses)	(628,158)	(1,318,585)

Net Loss	$ (8,063,240)	$ (3,689,767)

Basic and diluted net loss per common share	$ (0.32)	$ (0.16)

Weighted average common shares outstanding	25,248,402	22,844,551

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
									Accumulated
	Common	Preferred	Par Value	Par Value	Discount	Par Value	Additional	Accumulated	Deficit During
Description	Shares	Shares	Amount	Amount	on	Amount	Paid In	Deficit	Development
			Preferred	Common	Stock	Treasury	Capital		Stage	Totals
Balance as of January 1, 2007	91,095,949	-	$ -	$ 91,096	$ -	$ -	$ 5,274,076	$ -	$ (5,150,801)	$ 214,371
Issuance of preferred stock for
Executive Compensation	-	195,000,000	195,000		-	-	(95,000)	-	-	100,000
Issuance of common stock for
Executive Compensation	15,750,000	-	-	15,750	-	-	726,750	-	-	742,500
Issuance of common stock for
fees and services	2,250,000	-	-	2,250	-	-	188,850	-	-	191,100
Issuance of common stock for Interest	9,063,291	-	-	9,063	-	-	792,937	-	-	802,000
Issuance of common stock for
loan repayments	5,256,222	-	-	5,257	-	-	459,743	-	-	465,000
Issuance of common stock for cash	46,546,091	-	-	46,546	-	-	1,187,782	-	-	1,234,328
Purchase of Treasury Stock	-	-	-	-	-	(7,500)	-	-	-	(7,500)
Beneficial Conversion on Convertible Note	-	-	-	-	-	-	467,187	-	-	467,187
Net Loss for the year ending
December 31 , 2007	-	-	-	-	-	-	-	(3,689,767)	-	(3,689,767)
Balance as of December 31, 2007	169,961,553	195,000,000	195,000	169,962	-	(7,500)	9,002,325	(3,689,767)	(5,150,801)	519,219

Issuance of preferred stock for
Executive Compensation	-	25,000,000	25,000	-	-	-	475,000	-	-	500,000
Issuance of common stock for
Executive Compensation	145,000,000	-	-	145,000	-	-	3,873,000	-	-	4,018,000
Issuance of common stock for
fees and services	30,052,540	-	-	30,053	-	-	922,410	-	-	952,463
Issuance of common stock for Interest	1,545,400			1,022	-		29,886			30,908
Issuance of common stock for cash	1,170,945	-	-	1,170	-	-	11,330	-	-	12,500
Issuance of common stock for
loan repayments	32,500,000	-	-	33,024	-	-	616,976	-	-	650,000
Issuance of common stock options for							189,077			189,077
Executive Compensation
Beneficial Conversion on Convertible Note		-	-	-	-	-	182,813	-	-	182,813
Unvested portion of stock options issued							(189,077)			(189,077)
Sale of Treasury Stock	-	-	-	-	(4,853)	7,500	-	-	-	2,647
Transfer agent adjustment	13,606	-	-	13	-	-	(13)	-	-	-
Net Loss for the year ending
December 31, 2008	-	-	-	-	-	-	-	(8,063,240)	-	(8,063,240)
Balance as of December 31, 2008	380,244,044	220,000,000	$ 220,000	$ 380,244	$ (4,853)	$ -	$15,113,727	$ (11,753,077)	$ (5,150,801)	$ (1,194,690)

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:

Net Loss	$ (8,063,240)	$ (3,689,767)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	50,612	26,586
Amortization	27,525	5,374
Abandonment of Fixed Assets	368,221	-
Goodwill Impairment	-	23,500
Loss on Common Stock conversion	182,813	467,187
Preferred Stock Issued for Executive Compensation	500,000	100,000
Common Stock Issued for Executive Compensation	4,018,000	742,500
Common Stock Issued for Fees and Services	952,463	191,100
Common Stock Issued for Interest	30,908	802,000
(Increase) Decrease in:
Accounts Receivable	(26,932)	(60,420)
Inventories	5,216	(454,301)
Deposits with Suppliers	154,585	(199,650)
Advance Royalties	255,273	(97,774)
Advance Marketing Expenses	-	20,000
Rent Deposit	-	3,494
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	639,611	77,209
Customer Deposit	25,000	(2,290)
Net Cash Used in Operating Activities	(879,945)	(2,045,252)
Balance Forward	$ (879,945)	$ (2,045,252)

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Balance Forward	$ (879,945)	$ (2,045,252)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(28,660)	(258,940)
Purchase of Intangible Assets	-	(33,921)
Sale (Purchase) of Treasury Stock	2,647	(7,500)

Net Cash Used in Investing Activities	(26,013)	(300,361)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	12,500	1,234,328
Proceeds from Notes Payable	976,774	1,140,000
Principal Payments of Notes Payable	(87,170)	(79,272)
Net Cash Provided by Financing Activities	902,104	2,295,056

Net (Decrease) Increase in Cash	(3,854)	(50,557)

Cash, Beginning	38,012	88,569

Cash, Ending	$ 34,158	$ 38,012

Cash Paid During the Year for:
Interest	$ 2,921	$ 7,583

Non-Cash Transactions:

Common Stock Issued for Executive Compensation	$ 4,018,000	$ 742,500
Common Stock Issued for Fees and Services	$ 952,463	$ 191,100
Common Stock Issued for Interest	$ 30,908	$ 802,000
Common Stock Issued for Payment on Loans	$ 650,000	$ 465,000
Preferred Stock Issued for Executive Compensation	$ 500,000	$ 100,000

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Nature of Operations

Eternal Image was incorporated January 31, 2006 in the State of Delaware. Eternal Image, Inc. ("Eternal Image") ("The Company") is one of the first manufacturers of branded, licensed funerary products for humans and pets and has established it as its one reportable segment..  Eternal Image secures license agreements with appropriate brand licensors and develops funerary products (such as caskets, urns, and vaults) using the brand logo and images prominently in the design of the product.

Once a license is secured, Eternal Image works with designers and engineers to create product drawings and prototypes. The prototypes are then approved by the brand license holder. Once approval has been received by the brand licensor, Eternal Image then sends the specifications for that product to its third party manufacturers/suppliers for quotation before a manufacturer/supplier is chosen to commence production. Eternal Image utilizes a distribution network that in turn supplies funeral homes throughout the United States.

From inception until December 31, 2006 the Company was in the development stage and had accumulated a  deficit of $5,150,801.  In January, 2007 the Company had achieved planned operations and began generating revenue from sales.

1.  Summary of Significant Accounting Policies:

Basis of Presentation

Acquisition-Reverse Merger

On February 1, 2006, Diamics acquired 100% of the shares of the outstanding securities of Eternal Image, Inc. (Eternal Image). Diamics issued 52,200,000 shares of its Par Value stock at a fair value of $52,000, determined based on the par value of the stock of $.001, of its 62,700,000 shares shares outstanding. Although Diamics is the legal survivor in the merger and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the merger was accounted for as a  reverse acquisition, whereby Eternal Image is considerer the "Acquirer" of Diamics for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters this requires Diamics to present in all financial  statements after completion of the Merger, prior historical information of Eternal Image and requires retroactive restatement of Eternal Image, Inc. historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying financial statements present the results of operations of Eternal Image for the  year ended December 31, 2007 and 2006 and reflect the acquisition of Diamics on February 1, 2006, under the purchase method of accounting. The name Diamics was changed to Eternal Image, Inc. under the merger. Subsequent to February 1, 2006, the operations of the Company reflect the combined operations of the former Diamics and Eternal Image, Inc. The 62,700,000 have been adjusted for 4 for 1 stock split in February, 2006 and a 1 for 20 reverse split in January, 2008 (see stock split note 7) resulting in 12,540,000 shares outstanding reported at January 1, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies - (continued):

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. These financial instruments are carried at cost, which, unless otherwise disclosed, approximates fair market value due to their short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

The Company's cash and cash equivalents are held principally at three financial institutions and at  times may exceed insured limits.

Accounts Receivable

For the year ended December 31,2007, Management elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed. As of January 1, 2008, Management adopted the allowance method to reflect bad debts. The allowance is estimated and recorded based on management's judgment. Allowance for Doubtful Accounts for the years ended December 31, 2008 and 2007 is $10,000 and $-0- respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of Accounts Receivable which are from companies in the funerary industry.

Furniture, Office Equipment, Molds, Tooling and Dies

Furniture, Equipment and Molds, Tooling and Dies are stated at cost.  Depreciation is determined on the straight-line and accelerated methods over the estimated useful lives of the assets of 5 to 7 years. As of December 31, 2007, Molds, Tooling and Dies have remaining estimated useful lives of between 4 and 6 years. During the later part of 2008, some of the Company's manufacturing operations were moved from overseas to the United States. Since the tooling was not compatible, it was abandoned. The net book value is being expensed as Loss on Abandonment of Fixed Assets in the amount of $323,156. This was included in Abandonment of Fixed Assets in the Statement of Operations.

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  When items of furniture or equipment are sold or retired, the related cost and accumulated depreciation are  removed from the accounts and any gain or loss is included in income (the results of operations).

Royalties

The Company enters into agreements to license trademarks, copyrights and patents, many which are nonrefundable in the event that product sales fail to meet certain minimum levels. Advance  royalties resulting from such transactions are stated at amounts estimated to be recoverable from future sales of the related products. The Company expenses royalties at the time liabilities from sales under license agreements  are incurred and expenses the balance of the prepaid portion at the end of the royalty term in accordance with the Financial Accounting Standards Board Statement of Financial Accounting No. 50.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies - (continued):

During the period July, 2005 to December, 2007, license agreements were signed with Second Renaissance, LLC and 1451 International, LTD for use of the Vatican Collection rights, United Feature Syndicate for use of the Precious Moments rights, Major League Baseball, 4 Kids Entertainment for use of the American Kennel Club and Cat Fanciers' Association rights, CBS Consumer Products for use of the Star Trek rights, and The Collegiate Licensing Company, an agent for various colleges, for various collegiate rights.

An initial fee is paid to each licensor by Eternal Image, Inc. for the rights to use their names and identifying indicia without limitation. Each license has its own advance royalty fee, rate, and term. All licenses are currently active.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill of $23,500 resulted from a merger to a public shell company in 2006. This asset was reviewed for impairment at December 31, 2007, was determined to be worthless, and was written off.

Patents

The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was for the years ended December 31, 2008 and 2007 was $3,703 and $2,895 respectively.

Amortization expense relating to patents for the years ended December 31, 2008 and 2007 was $808 and $808 respectively.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires the  determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is uncertain whether some portion or all of the net deferred tax assets will be realized. There is no current provision for corporate income tax for the year ended December 31, 2007 and 2006 as the Company generated a net loss for income tax purposes.

On January 1, 2007, the Company adopted Financial Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company is in the process of evaluating this FAS and its effect on the Company's financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies - (continued):

Basic and Diluted Loss per Common Share

The Company displays earnings (loss) per share in a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares shares outstanding for the period.

Outstanding common stock options, warrant, convertible preferred shares and convertible notes payable have not been considered in the computation of diluted earnings per share amounts,  since the effect of their inclusion would be antidilutive.  Accordingly, basic and diluted earnings (loss) per share are identical.

Advertising, Public Relations and Marketing

The Company expenses advertising and marketing costs as they are incurred.  Advertising and  Marketing expenses for the years ended December 31, 2008 and 2007 were $485,986 and $487,332 respectively.

Stock Based Compensation

Under the provision of SFAS 123R, employee stock awards under the company's compensation plan, the Company measures compensation expense for cost of services received from employees in a share-based payment transaction using fair market value of the underlying stock awarded on the date of grant net of any employees pay (or obligated to pay) for the stock granted.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issued Task Force (EITF)  Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the stock awarded  is used to measure the transaction, as this is more reliable than the fair value of services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the stock award is charged directly to compensation expense and additional paid-in-capital.

Inventories:

Inventory is composed of finished goods priced at lower of cost or market based on average cost basis.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157").  SFAS 157

provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have adopted the provisions of SFAS 157 and do not expect it to have a material impact on our results of operations or financial condition.

Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of December 31, 2008,  The Company has both negative working capital of $,1266,059 and a stockholders' deficiency of $1,194,690. If The Company is not able to raise capital through the sale of its equity securities, debt securities, or borrowings from financial institutions, there is substantial doubt that the Company can continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.  Furniture, Office Equipment, and Molds, Tooling and Dies

Furniture, Office Equipment, and Molds, Tooling and Dies are summarized as follows :

	December 31, 2008	December 31, 2007

Furniture	$ 17,299	$ 17,299
Office Equipment	16,508	16,508
Molds, Tooling and Dies	-	368,189
Design Fees	133,373	119,713
	167,180	521,709

Less Accumulated Depreciation	91,349	100,769
	$ 75,831	$ 420,940

Depreciation expense for the years ended December 31, 2008 and 2007 was $50,612 and $92,317 respectively.

3. Other Assets

Other Assets are summarized as follows:

	December 31, 2008	December 31, 2007

Organizational Cost	$ -	$ 12,443
Patents and Copyrights (Note 1)	12,120	12,120
Auto Lease Capitalized Cost	33,921	33,921
Loan Fees	1,620	1,620
	$ 47,661	60,104

Less Accumulated Amortization	22,571	7,489
	$ 25,090	$ 52,615

Amortization expense for the years ended December 31, 2008 and 2007 was $27,525 and $28,874 respectively.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4. Accounts Payable and Accrued Expenses

Accounts payable and Accrued Expenses consists of the following :

	December 31, 2008	December 31, 2007

Accounts Payable	$ 529,882	$ 104,079
Bank Overdraft	33,672	-
Credit Cards Payable	8,332	4,729
Rent Payable	13,224	8,898
Salaries Payable	203,488	85,845
Payroll Taxes Payable	19,666	-
Interest Payable	63,585	28,687
Totals	$ 871,849	$ 232,238

4.  Long Term Debt

Long term debt consists of the following:

	December 31, 2008	December 31, 2007

6.75% note payable to Fifth Third Bank, in monthly
installments of $689, including interest, secured by
personal guarantees of Clint Mytych and Donna Shatter,
shareholders and officers of Eternal Image, Inc., and
Roy Mytych. Final payment is due May, 2009.	$ 35,585	$ 40,284

2% unsecured note payable to J. Scott Watkins,
in monthly installments of $2,211, including interest.
Final payment was due December, 2007. This note
was paid in full on June 24, 2008.	-	3,746

8.25% unsecured note payable to Woodrow Browne,
in three installments of $25,000.
Final payment was due October, 2007. This creditor
has agreed to an extension of the payment terms to
of the payment terms until December 31, 2008. No periodic
payments are required and principal and interest are due on
the extended due date.	50,000	50,000

	$ 85,585	$ 94,030

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4.	Long Term Debt (continued):
	Long term debt consists of the following:
		December 31, 2008	December 31, 2007

	Balance Forward	$ 85,585	$ 94,030

	20.0% note payable to North Atlantic Resources, LTD,
	secured by all assets of the Company, payable in full on
	February 28, 2008. On January 18, 2008 34,045,400 shares
	of common stock were issued in repayment of this loan.
	Of this amount, 32,500,000 was applied to repayment of the
	loan, and 1,545,400 was applied to Interest. The amount
	of the beneficial conversion, $650,000, was charged
	to operations. The value of these shares was determined by
	dividing the conversion amount by the conversion price
	as stated in the note document.	-	650,000

	5% unsecured note payable to Clint Mytych, shareholder
	and officer of Eternal Image, Inc., in monthly installments
	of $1,305 including interest. Final payment is due May, 2009.	6,707	21,378

	5% unsecured note payable to Donna Shatter, shareholder
	and officer of Eternal Image, Inc., in monthly installments
	of $959, including interest. Final payment is due June, 2009.	23,100	30,077

	Non-interest bearing note payable to Robert LeRea a shareholder
	of Eternal Image, Inc., due on demand.	5,000	-

	Non-Interest bearing note payable to Nick Popravsky, shareholder
	and officer of Eternal Image, Inc., due on demand.	13,750	-

	Credit card rate interest bearing note payable to James Parliament,
	a shareholder of Eternal Image, Inc., due on demand.	46,696	-

		180,838	795,485

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2008	December 31, 2007

	Balance Forward:	$ 180,838	$ 795,485

	20% unsecured note payable to Coastal Investments, payable
	in full June, 2008. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date.	250,000	-

	10.0% note payable to North Atlantic Resources, LTD,
	secured by all assets of the Company, payable in full in
	December, 2008.	100,000	-

	10% unsecured note payable to Scott Stolz, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has elected to convert this
	debt to equity on January 10, 2009.	10,000	-

	10% unsecured note payable to Devon Block, a shareholder of
	Eternal Image, Inc, payable in full August, 2008, including
	interest. This creditor has agreed to convert this debt to
	equity on January 20, 2009.	100,000	-

	10% unsecured note payable to David MacKool, a shareholder of
	Eternal Image, Inc, payable in full September, 2008, including
	interest. This creditor has elected to convert this debt to
	equity on January 12, 2009.	15,000	-

	10% unsecured note payable to Dorenda Boggs, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date.	50,000	-

	10% unsecured note payable to Alan R. Fisher, a shareholder of
	Eternal Image, Inc, payable in full September, 2008, including
	interest. This creditor has elected to convert this debt to
	equity on January 15, 2009.	20,000	-

		725,838	795,485

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2008	December 31, 2007

	Balance Forward:	$ 725,838	$ 795,485

	10% unsecured note payable to Daniel Richard, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date.	90,000	-

	10% unsecured note payable to Robin Martindale, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on January 15, 2009.	10,000

	10% unsecured note payable to Robert Reiner, a shareholder of
	Eternal Image, Inc, payable in full November, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date.	10,000	-

	20.0% note payable to Emerald Asset Advisors,
	secured by all assets of the Company, payable in full in
	October, 2008.	50,000	-

	10% unsecured note payable to David Hough, a shareholder of
	Eternal Image, Inc, payable in full December, 2008,
	including interest. This creditor has agreed to convert this debt
	to equity on January 12, 2009.	7,500

	10% unsecured note payable to Nicholas Pirro, a shareholder of
	Eternal Image, Inc, payable in full December, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on January 22, 2009.	8,250

			-
		$ 901,588	$ 795,485

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2008	December 31, 2007

	Balance Forward:	$ 901,588	$ 795,485

	10% unsecured note payable to Ralph Mizrahi, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on March 4, 2009.	15,000	-

	10% unsecured note payable to John Howkins, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on February 16, 2009.	60,000	-

	10% unsecured note payable to Nicholas Popravsky, Jr., a
	shareholder of Eternal Image, Inc, payable in full February, 2009,
	including interest.	1,000	-

	10% unsecured note payable to The Music Living Trust, a
	shareholder of Eternal Image, Inc, payable in full February,
	2009, including interest.	5,000	-

	10% unsecured note payable to Edward Shatter, a shareholder
	of Eternal Image, Inc, payable in full January 2009,
	including interest.	2,500	-

	0% unsecured note to Waterloo International, a customer and
	supplier, converted from payables to a note payable. This
	creditor has agreed to convert this debt to equity in March, 2009.	50,000	-
		1,035,088	795,485
	Less: Current Portion	1,005,536	745,227
	Long Term Debt	$ 29,552	$ 50,258

	Maturities of long term debt are as follows:
		December 31, 2008	December 31, 2007

	2007	$ -	$ 745,227
	2008	-	50,258
	2009	1,005,536	-
	2010	29,552	-
		$ 1,035,088	$ 795,485

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5.  Commitments

Office Lease

On April 24, 2006 the Company entered into a sixty-five (65) month operating lease for its current office space in Farmington Hills, Michigan. The lease calls for escalating monthly payments over the next five years.  Future minimum rental costs under this lease for the next five years is as follows:

Annually
2009	$ 40,336
2010	41,346
2011	24,463

Public Relations and Marketing

The Company entered into a one (1) year agreement with ASAPR, Inc., a Public Relations and Marketing firm. The period of the agreement was March 22, 2006 through March 31, 2007. Services were being provided from April 1, 2007 to March 31, 2008 on a monthly basis with no set term. On April 1, 2008, the Company extended the agreement for one year, until March 31, 2009. The monthly fee is $6,000 plus expenses. Either party can cancel this contract with 60 days written notice. These fees are being expensed as incurred.

Fees are payable as follows:

Per Month
April, May and June, 2006	$ 5,000

July, 2006 through March, 2007	$ 6,500

April, 2008 through March, 2009	$ 6,000

Total Agreement	$ 145,500

Fees and expenses paid to ASAPR, Inc. for the periods ended December 31, 2008 and 2007 were $80,525 and $87,848 respectively.

Purchase Commitments

At December 31 2008, we did not have any material commitments for capital expenditures. However, the Company was committed for purchases of inventory in the amount of $71,250.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5.  Commitments (continued)

Licensing Consultant

In January, 2007, the Company renewed an agreement with Building Q which is owned and operated by Woodrow Browne, a creditor and shareholder of Eternal Image, Inc.This agreement establishes Building Q as the Company's sole and exclusive licensing consultant, offering advice, counsel and general assistance with respect to seeking and obtaining licenses from third party licensors for the Company's casket and urn lines. A monthly fee of $2,500 and a two (2%) percent commission of the Company's net sales of all licensed products that were sold, distributed or shipped under any third party license agreement are payable to Building Q for services rendered under this agreement. This agreement is renewable annually. Fees and commissions paid to Building Q under this agreement for the periods ended December 31, 2008 and 2007 were $27,514 and $13,689 respectively.

License Agreements

The Company develops and produces its products under license agreements with third parties. The amounts paid periodically under terms of these agreements usually range from 8% to 11% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and  other license payments at December 31, 2008 as follows:

December 31,
2008	$ 225,000
2009	47,000
2010	15,000
Total	$ 287,000

As of December 31, 2008, The Company had royalties due to licensors in the amount of $48,000 which is included in accounts payable.

6. Employment Agreements

On March 15, 2006 the Company entered into a five year employment agreement with Clint Mytych to serve as President, Chief Executive Officer and Chairman of the Board of Directors. This agreement calls for an annual base salary of $75,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination. Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000.  Employee can only be terminated by majority vote of the board of directors.  Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month.  This allowance shall continue for a period of one year beyond any termination date of employee. Salary payable to Clint Mytych under this agreement was $27,986 at December 31, 2007 and $68,178 at December 31, 2008.

On March 15, 2006 the Company entered into a five year employment agreement with Donna Shatter, mother of Clint Mytych,  to serve as Vice-President and a member of the Board of Directors. This agreement calls for an annual base salary of $65,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination. Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000.  Employee can only be terminated by majority vote of the board of directors.  Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month.  This allowance shall continue for a period of one year beyond any termination date of employee. Salary payable to Donna Mytych under this agreement was $25,600 at December 31, 2007 and $65,639 at December 31, 2008.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6. Employment Agreements (continued)

On March 15, 2006 the Company entered into a five year employment agreement with Wallace N. Popravsky to serve as Vice-President. This agreement calls for an annual base salary of $65,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination.  Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000. Employee can only be terminated by majority vote of the board of directors. Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month. This allowance shall continue for a period of one year beyond any termination date of employee.

Salary payable to Wallace N. Popravsky under this agreement was $32,259 at December 31, 2007 and $57,980 at December 31, 2008.

On January 3, 2008 the Company entered into an employment agreement with Fulvio (David) DeAvila  to serve as Sales Director. This agreement calls for an annual base salary of $62,500 per year. In addition a  commission of 1.5% of gross sales for the year 2008 will be paid in cash. The commission percentage will be established per company policies each year thereafter. In addition he will be awarded up to 5,000,000 shares of Company common shares for the calendar year 2008. Shares will be prorated over 12 months and awarded in January, 2009. If separated from the Company, he will receive his vested amount of shares in the month he is separated. If he voluntarily leaves the Company, all shares will be forfeited. Additionally, he has Company health care coverage. This employment agreement may be terminated by either party, with or without cause, and with or without notice by either party at any time. Salary payable to Fulvio (David) DeAvila under this agreement was $11,691 at December 31, 2008.

During the period January 1, 2008 to December 31, 2008, 3,000,000 common shares were issued to  Mr. DeAvila at a market value of $61,500.

7.  Stockholders' Equity

During the year ended December 31, 2007, the following were issued:

Common Stock Transactions:

15,750,000 shares of common stock were issued for executive compensation valued at $742,500.

2,250,000 shares of common stock were issued for fees and services valued at $191,100.

9,063,291 shares of common stock were issued for interest valued at $802,000.

5,256,222 shares of common stock were issued for loan repayments valued at $465,000.

46,546,091 shares of common stock were issued for cash of $1,234,328.

Preferred Stock Transactions:

On July 25, 2007, Clint Mytych, Chief Executive Officer and Chairman of the Board of Directors was awarded 1,925,000,000 shares of preferred stock. Preferred shares have a 10 to 1 voting right over common shares, and were issued to mitigate the risk of a hostile takeover. The total value of these shares at par is $195,000.

Stock Split

On January 15, 2008 the Company's board of directors declared a 1:20 reverse stock split. Accordingly all numbers of common shares and per share data have been restated to reflect the stock split. The par value of the reduced shares of common stock has been credited to additional paid in capital.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7.  Stockholders' Equity (continued)

During the period January 1, 2008 to December 31, 2008, the following were issued:

On July 25, 2007, as an anti-takeover strategy, we issued to Clint Mytych all of the shares of convertible preferred voting shares that were authorized at that time. At that time, that number was 1,925,000,000 shares.

On March 10, 2008 we filed an amendment to our certificate of incorporation with the State of Delaware reducing the number of shares of both preferred and common stock that we are authorized to issue. As a result, we were authorized to issue 195,000,000 shares of preferred stock, par value $.001 per share.

On August 28, 2008 we filed another amendment to our certificate of incorporation with the State of Delaware that we are authorized to issue and correspondingly increasing the number of shares of preferred stock issue. As a result of this most recent amendment, we are currently authorized to issue 220,000,000 shares, 220,000,000 shares of which are currently outstanding. The preferred stock may be issued in one or more series and our Board of Directors,  without further approval from its shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption preferences and other rights and restrictions relating to any series. Issuances of preferred stock, while priding flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our common stock. As of December 31, 2008 there are 200,000,000 shares of preferred outstanding that have voting rights of one vote per share and are convertible into common stock at the rate of one share of preferred into one share of common stock.

25,000,000 shares of preferred stock were issued to Mr. Clint Mytych for executive compensation valued at $500,000.

145,000,000 shares of common stock were issued for executive compensation valued at $4,018,000.  30,052,540 shares of common stock were issued for other fees and services valued at $952,463.

1,545,400 shares of common stock were issued for interest valued at $30,908.  1,170,945 shares of common stock were issued for cash of $12,500.

32,500,000 shares of common stock were issued for a loan repayment with beneficial conversion feature. Of this amount, 32,500,000 was applied to repayment of the loan, and 1,545,400 was applied to interest expense. The amount of the beneficial conversion, $650,000, was charged to operations. The value of these shares was determined by the dividing the conversion amount by the conversion price as stated in the note document. In addition, the consultants retained to complete transaction, 20,407,540 shares on the date of the conversion valued at $714,264, which was charged to operations.

On February 12, 2009 we amended our certificate of incorporation by filing a Certificate of Amendment to our Certificate of Incorporation reflecting an increase in the authorized shares of the Company's capital stock, an increase in the authorized common shares of the Company and a decrease in the authorized preferred shares of the Company. This amendment was approved by the majority consent of the Company's shareholders on January 14, 2009. The Company now has authorized 800,000,000 shares of capital stock, of which 750,000,000 are authorized as common stock and 50,000,000 as preferred stock. As a result of this amendmant, shares and par value of preferred stock issued have been restated and paid in capital has been adjusted accordingly.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

8.  Stock Option Plans:

On September 10, 2008, the Company's board of directors adopted an Employee Stock Incentive Plan in which options may be granted to key officers and other employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan cannot exceed 20,000,000 shares.  Subject to the terms of the agreement, each option shall become  exercisable one year following the applicable date of grant for officers, and three years following the  date of grant for others. No options shall be exercisble after the expiration of seven (7) years from the date granted.

On December 19, 2008, the Company issued options to purchase 12,200,000 shares to the three corporate officers.

As more fully described in Note 1 to these financial statements, the Company has adopted SFAS 123R,  Accounting for Stock-Based Compensation. Accordingly, all options granted are charged to income ratably over the vesting period at their fair value. Awards granted under the plan vest in one year for officers, and three years for others and the entire expense of the award is recognized in the year of grant.  Upon expiration the cost of the option is reversed and credited to income.

The fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model average assumption.

	Year Ended December 31,
	2008	2007
Dividend Yield	-	-
Expected Life	7 years	-
Expected volatility	2.9039%	-
Risk-free interest rate	2.80%	-

A summary of the status of the Company's stock option plan is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	-	-	-	$ -
Granted	12,200,000	$ 0.01804	-	-
Exercised	-	-	-	-
Outstanding at the end of the year	12,200,000	0.01804	-	-
Options exercisable at year end	-	$ 0.01804	-	$ -
Weighted average fair value of options granted during the year	$ 0.0155
Stock-based compensation expense	-

Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.01804	12,200,000	7 years	0.0155	-	-

9. Income Taxes

There is no current provision for corporate income tax for the years ended December 31, 2008 and 2007 as the Company generated net losses for income tax purposes.  At December 31, 2008 and 2007, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $4,705,000 and $2,201,000 that will expire over various years.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

9. Income Taxes (continued)

Income tax benefits are summarized as follows:

	December 31,	December 31,
	2008	2007
Federal	$ -	$ -

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are composed primarily of net operating losses.

10. Deferred Tax Assets

	December 31,	December 31,
	2008	2007
Net operating loss carryforwards	$ 790,712	$ 370,203
Less:Valuation allowance	$ (790,712)	$ (370,203)
Net deferred tax assets	$ -	$ -

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

Expected federal tax benefit at statutory rate	$ 705,712	$ 330,203
State taxes, net of federal tax rate	$ 85,000	$ 40,000
Change in valuation allowance	$ 420,509	$ 370,203

11. Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of  proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated  deficits of $16,903,808 and $8,840,568 at December 31, 2008 and 2007 respectively.

Management plans to provide for additional working capital and funds for the continued development and promotion of its products through public sale of the Company's common stock. Management is also attempting to expand its number of third party manufacturers/suppliers to help get better product prices which could increase cash flow during early stages of sales growth. No assurance can be given that the Company will successfully expand its number of third party manufacturers/suppliers.

12.  Patent Protection

In a press release dated November 2, 2007, the Company announced that it has filed for "design patent protection" for urns from three of the licensed product lines. Those product lines include the Vatican Library Collection ™, Major League Baseball ™, and American Kennel Club ™. Claims have also been filed for Major League Baseball ™ and Vatican Library Collection ™ caskets.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

12.  Patent Protection (continued)

The process of applying for specific design patents requires an individual company to submit an application along with draftsman drawings to the U.S. Patent Office. Eternal Image may be issued the design patents for the aforementioned product designs in six to eighteen months.

On October 21, 2008  the United State Patent Office granted the Company a design patent on its American Kennel Club urn (U.S. Patent Number D579,172 S). The patent is included as an exhibit to the Form S-1 Registration Statement, as amended, of which this prospectus is a part. The Company continues to await responses from the U.S. Patent Office regarding the other design patent applications filed.

13. Subsequent Events

On January 6, 2009 the United States Patent and Trademark Office granted the Company design patent number D584,475 for the Company's Major League Baseball urn design. This gives the Company a good deal of security for what is currently its most popular product.

In 2009 numerous note holders elected to convert their debt to equity. Shares issued were based on the share value on the original date of the notes. $650,750 of debt was repaid with 202,031,693 shares of common stock. In addition interest valued at $46,027 and a loss on conversion feature valued at $3,053,385 was recorded.

On January 14, 2009, the Chief Executive Officer and Chairman of the Board of Directors of Eternal Image, Inc. (the "Company"), Clint Mytych returned to treasury 170,000,000 shares of the Company's preferred stock, $0.001 stock ("Preferred Stock") that he held. As a result, he now owns 50,000,000 shares of the Preferred Stock. The Preferred Stock is convertible into common stock at a rate of 1 to 1, and has voting rights equal to that of common stock.

On February 12, 2009, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Delaware amending the number of authorized outstanding shares of common and preferred stock. The total number of shares of all classes of stock the corporation is authorized to issue is 800,000,000. This amount consists of 750,000,000 shares of Common Stock par value $.001, and 50,000,000 shares of Preferred Stock par value $.001.

14. Restatement of Historical Statements

Restatement of Previously issued audited financial statements for the year ended December 31, 2007.

During the fourth quarter of 2008, the Company conducted a study of certain transactions and based on those results restated its financial statements for the year ended December 31, 2007 to correctly reflect a Reverse Merger, stock splits and the issuance of certain Senior Secured Convertible Notes, and the allocation of Depreciation to Cost of Goods Sold.

These errors had various effects on a few major areas within the 2007 audited financial statements.  They are addressed herewith:

Interest Expense - Increase by appoximately $1,300,000 due to two errors.  The incorrect recording od the issuance of common stock to repay an existing loan resulted in an increase in Interest Expense of $802,000 upon correction of the error.  The original non-recording of the amortization of a portion of the Beneficial Conversion applicable to 2007 increased Interest Expense an additional $467,000 upon recording of the Amortization.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

14. Restatement of Historical Statements (continued)

Preferred Stock - Decreased by approximately $1,730,000.  The company incorrectly recorded the valuation on the issuance of Preferred Stic for Executive Compensation when taking into effect a reverse split of its common stock.  Originally the number of shares issued by 1,730,000,000 and the resulting valuation of Preferred Stock by approximately $1,730,000.

Additonal Paid in Capital - Increased by appoximately $3,000,000.  The incorrect recording of the issuance of common stock due to the repayment of an existing loan (as discussed above in "Interest Expense") also resulted in an increase in Additional Piad in Capital of approximately $802,000 upon correction.  The original non-recording of the amortization of a portion of the Beneficial Conversion created due to the conversion of the same COnvertible Debenture (also discuissed above in "Interest Expense") also increased Paid In Capital by an addtional $467,000 upon recording of the Amortization.  The correction of the incorrect recording of the number of Preferred Stock issued (as discussed above in "Preferred Stcok") resulted in an increase of Paid In Capital of approximately $1,730,000.

Net Loss per Share - The resulting increase in the Company's 2007 loss of approximately $1,294,000, primarily due to these errors, resulted in an increase of loss per share of ($-.05) from ($.11) to ($.16).

Cost of Goods Sold - Increased by approximately $23,000.  This error was due to lack of allocated depreciation of certain equipment to Cost of Goods Sold.

Below are the full Balance Sheets, Statements of Operations, and Statements of Cashflows reflection both "as originally reported" and "restated".

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	ASSETS

		December 31, 2007
		Originally Reported	Restated
		in Amendment #1
	Current Assets:
	Cash	$ 38,012	$ 38,012
	Accounts Receivable, net of allowance of
	$-0-, $-0- and $2,206 respectively	60,420	60,420
	Inventories	454,301	520,032
	Prepaid Payroll Taxes	-	-
	Advance Royalties	247,273	247,273
	Deposits with Suppliers	199,650	199,650
	Total Current Assets	999,656	1,065,387

	Fixed Assets:
	Furniture, Office Equipment and
	Molds, Tooling and Dies, net	420,940	420,940

	Other Assets:
	Goodwill	-	-
	Advance Royalties	8,000	8,000
	Security Deposit	-	-
	Other Assets, net	52,615	52,615
	Total Other Assets	60,615	60,615

	Total Assets	$ 1,481,211	$ 1,546,942

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	LIABILITIES AND STOCKHOLDERS' EQUITY

		December 31, 2007
		Originally Reported	Restated
	Current Liabilities:	in Amendment #1
	Accounts Payable and Accrued Expenses	$ 207,830	$ 232,238
	Customer Deposit	-	-
	Notes Payable, Current Portion	745,227	745,227
	Total Current Liabilities	953,057	977,465

	Long Term Liabilities:
	Notes Payable	50,258	50,258
	Total Liabilities	1,003,315	1,027,723

	Stockholders' Equity
	Preferred Stock - $.001 par value:
	195,000,000, -0-, and 220,000,000 shares authorized,
	issued and outstanding as of December 31, 2007,
	2006, and September 30, 2008 respectively.	1,925,000	195,000
	Common Stock - $.001 par value:
	5,800,000,000 shares authorized
	169,961,553, 91,095,949, and 380,244,044 shares
	issued and outstanding as of December 31, 2007,
	2006 and September 30, 2008 respectively.	169,962	169,962
	Discount on Stock	-	-
	Treasury Stock	(7,500)	(7,500)
	Additional Paid in Capital	6,003,137	9,002,325
	Accumulated Deficit	(2,461,902)	(3,689,767)
	Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
	Total Stockholders' Equity	477,896	519,219

	Total Liabilities and Stockholders' Equity	$ 1,481,211	$ 1,546,942

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	STATEMENT OF OPERATIONS
		December 31, 2007
		Originally Reported	Restated
		in Amendment #1

	Revenue	$ 309,147	$ 309,147

	Cost of Goods Sold	230,212	253,307

	Gross Profit	78,935	55,840

	Operating Expenses:
	Salaries	1,131,091	288,591
	Stock Based Compensation	-	842,500
	Travel and Entertainment	36,141	36,141
	Professional Fees	231,120	231,120
	Payroll Taxes and Employee Benefits	68,218	68,218
	Consulting Fees and Commissions	157,438	157,438
	Rent	37,896	37,896
	Public Relations and Marketing	487,332	487,332
	Product Licensing and Royalties	129,225	129,225
	General and Administrative	139,695	139,696
	Bad Debts	-	-
	Depreciation and Amortization	97,691	8,865
	Total Operating Expenses	2,515,847	2,427,022

	Loss Before Other Income and (Expense)	(2,436,912)	(2,371,182)

	Other Income (Expenses):
	Interest and Dividend Income	1,093	1,093
	Miscellaneous Income	5,000	5,000
	Interest Expense	(7,583)	(1,301,178)
	Goodwill Impairment	(23,500)	(23,500)
	Gain on Sale of Equipment	-	-
	Total Other Income (Expenses)	(24,990)	(1,318,585)

	Net Loss	$ (2,461,902)	$ (3,689,767)

	Basic and diluted net loss per common share	($0.11)	($0.16)

	Weighted average common shares outstanding	22,844,551	22,844,551

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

									Accumulated	Accumulated
		Common	Preferred	Par Value	Par Value	Discount	Par Value	Additional	Deficit	Deficit During
	Description	Shares	Shares	Amount	Amount	on	Amount	Paid In	December 31,	Development
				Preferred	Common	Stock	Treasury	Capital	2007	Stage	Totals

	Balance as of January 1, 2006	12,540,000	-	$ -	$ 12,540	$ -	$ -	$ (40,026)	$ -	$ (163,529)	$ (191,015)
	Issuance of common stock
	warrants on reverse merger.	-	-	-	-	-	-	(15,000)	-	-	-
		-	-	-	-	-	-	15,000	-	-	-
	Issuance of common stock for
	fees and services	39,074,819	-	-	39,075	-	-	4,240,187	-	-	4,279,262
	Issuance of common stock for
	loan repayments	150,000	-	-	150	-	-	99,850	-	-	100,000
	Issuance of common stock for cash	39,331,130	-	-	39,331	-	-	974,065	-	-	1,013,396
	Net Loss for the period ending
	December 31, 2006	-	-	-	-	-	-	-	-	(4,987,272)	(4,987,272)
	Balance as of December 31, 2006	91,095,949	-	-	91,096	-	-	5,274,076	-	(5,150,801)	214,371

	Issuance of preferred stock for
	Executive Compensation	-	195,000,000	195,000		-	-	(95,000)	-	-	100,000
	Issuance of common stock for
	Executive Compensation	15,750,000	-	-	15,750	-	-	726,750	-	-	742,500
	Issuance of common stock for
	fees and services	2,250,000	-	-	2,250	-	-	188,850	-	-	191,100
	Issuance of common stock for Interest	9,063,291	-	-	9,063	-	-	792,937	-	-	802,000
	Issuance of common stock for
	loan repayments	5,256,222	-	-	5,257	-	-	459,743	-	-	465,000
	Issuance of common stock for cash	46,546,091	-	-	46,546	-	-	1,187,782	-	-	1,234,328
	Purchase of Treasury Stock	-	-	-	-	-	(7,500)	-	-	-	(7,500)
	Amortization of Beneficial Conversion	-	-	-	-	-	-	467,187	-	-	467,187
	Net loss for the period ending
	December 31 , 2007	-	-	-	-	-	-	-	(3,689,767)	-	(3,689,767)
	Balance as of December 31, 2007	169,961,553	195,000,000	195,000	169,962	-	(7,500)	9,002,325	(3,689,767)	(5,150,801)	519,219

	ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

	NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	STATEMENT OF CASH FLOWS
		Year Ended
		December 31, 2007
		Reported in
		Amendment #1	Restated
	Cash Flows from Operating Activities:

	Net Loss	$ (2,461,902)	$ (3,689,767)
	Adjustments to Reconcile Net Loss to Net Cash
	Provided by (Used in) Operating Activities:
	Depreciation	92,317	26,586
	Amortization	28,874	5,374
	Goodwill Impairment	-	23,500
	Gain on Sale of Equipment	-	-
	Amortization of Beneficial Conversion	-	467,187
	Retirement of Other Assets	-	-
	Preferred Stock Issued for Executive Compensation	1,925,000	100,000
	Common Stock Issued for Executive Compensation	742,500	742,500
	Common Stock Issued for Fees and Services	191,100	191,100
	Common Stock Issued for Interest	-	802,000
	Common Stock Issued for Loans	1,267,000	-
	Proceeds from Additional Paid in Capital	(1,825,000)	-
	(Increase) Decrease in:
	Accounts Receivable	(60,420)	(60,420)
	Inventories	(454,301)	(454,301)
	Prepaid Rent	-	-
	Prepaid Payroll Taxes	-	-
	Deposits with Suppliers	(199,650)	(199,650)
	Advance Royalties	(97,774)	(97,774)
	Advance Marketing Expenses	20,000	20,000
	Security Deposit	-	-
	Rent Deposit	3,494	3,494
	Increase (Decrease) in:
	Accounts Payable and Accrued Expenses	52,801	77,209
	Customer Deposit	(2,290)	(2,290)
	Net Cash Used in Operating Activities	(778,251)	(2,045,252)
	Balance Forward	$ (778,251)	$ (2,045,252)

	ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

	NOTES TO FINANCIAL STATEMENTS

14.	Restatement of Historical Statements (continued):

	STATEMENT OF CASH FLOWS (CONTINUED)

		Year Ended
		December 31, 2007
		Reported in
		Amendment #1	Restated
	Balance Forward	$ (778,251)	$ (2,045,252)

	Cash Flows from Investing Activities:
	Purchase of Fixed Assets	(258,940)	(258,940)
	Purchase of Intangible Assets	(33,921)	(33,921)
	Purchase of Treasury Stock	(7,500)	(7,500)
	Proceeds from Sale of Treasury Stock	-	-
	Proceeds from Sale of Fixed Assets	-	-

	Net Cash Used in Investing Activities	(300,361)	(300,361)

	Cash Flows from Financing Activities:
	Proceeds from Sale of Common Stock	432,327	1,234,328
	Proceeds from Notes Payable	1,140,000	1,140,000
	Principal Payments of Notes Payable	(544,272)	(79,272)
	Net Cash Provided by Financing Activities	1,028,055	2,295,056

	Net (Decrease) Increase in Cash	(50,557)	(50,557)

	Cash, Beginning	88,569	88,569

	Cash, Ending	$ 38,012	$ 38,012

	Cash Paid During the Year for:
	Interest	1042	$ 7,583

	Non-Cash Transactions:

	Capital Stock Issued for Executive Compensation	$ -	$ 742,500
	Capital Stock Issued for Fees and Services	$ 191,100	$ 191,100
	Capital Stock Issued for Interest	$ -	$ 802,000
	Capital Stock Issued for Payment on Loans	$ 1,267,000	$ 465,000
	Preferred Stock Issued for Executive Compensation	$ 742,500	$ 100,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

-

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2008.

A material weakness in the Company’s internal controls exists in that, there is a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors.  There also was a lack of oversight and supervision within the Accounting Department.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of April 13, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

(i) we have hired an accountant with U.S. GAAP experience to assist us in recording and the valuation of these types of transactions; and to manage our Accounting department.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officers of our Company as of March 28, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Except that Clint Mytych (President, Chief Financial Officer and Chairman of the Board) is the son of Donna Shatter (Vice President of Operations, Secretary/Treasurer and Director), there are no family relationships between or among the directors, executive officers or persons nominated by our Company to become directors or executive officers. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer

Our directors and executive officers are as follows:

Name	Age	Position Held with the Registrant
Clint Mytych	28	Chairman, Director and President and Chief Financial Officer
Donna Shatter	50	Vice President of Operations, Secretary/Treasurer and Director
Wallace “Nick” Popravsky	53	Vice President of Sales and Marketing , Director

Business Biographies of Directors and Executive Officer:

Clint Mytych

Mr. Mytych has been working on the development of the concept which eventually became Eternal Image, Inc. since 2002. In July 2003, he formally became our President and Chairman, when we formed our predecessor “S” corporation in the state of Michigan. In these early stages, Mr. Mytych conducted preliminary developmental work to form the basis of our future operations such as interviewing funeral home owners in the greater Detroit area, seeking bank debt financing and pursuing the aid of freelance designers to begin some rough concept drawings of potential future products.  On February 28, 2009, Mr. Mytych also temporarily assumed the position of Chief Financial Officer for the foreseeable future (without a formal contract and additional compensation as this time) until a replacement has been appointed. From 1999 to 2002 he was employed by ECA, a manufacturing company, At ECA, he was promoted to the position of Purchasing Director. From 2002 to 2004, he was a General Manager of Driven Image, Inc., one of the largest luxury car rental agencies.  Driven Image, Inc. filed for federal bankruptcy protection in March 2004 in the U.S. Bankruptcy Court for the District of Nevada.  Mr. Mytych holds a number of patents and trademarks.  Clint has a Bachelor’s Degree in Business Management from Tyndale University located in Michigan.

Donna Shatter

After raising her family, Ms. Shatter resumed her business career in 2002 when she assisted her son, Clint Mytych with the preliminary developmental work referred to in his business biography, immediately above. She formally joined our Company (through its predecessor entity) in 2005 as the Vice President of Operations, Secretary/Treasurer and a Director.  Her previous business experience, prior to 2002, was primarily in the areas of finance and administration, including seven years as a Brand Merchandiser for Aris/Isotoner. She was employed by Aris/Isotoner from 1989 to 1996.

Wallace “Nick” Popravsky

Since 2002, Mr. Popravsky also assisted Mr. Mytych with preliminary developmental work referred to in his business biography, immediately above. His efforts included seeking small business loans, locating the licensing agent

Building Q and representing our Company at the National Funeral Directors Association’s annual conventions. He formally joined our Company as VP of Sales and a Director in 2005. A business veteran with several years of experience, Mr. Popravsky’s resume includes being a Specialist at General Electric (from 1994 to 1997), a General Manager of Pinnacle Media (from 1990 to 1994), an Advertising Manager at HH Communications (from 1986 to 1988), and in Advertising Sales at Tribune Newspapers (from 1982 to 1985).  In 1987 and 1988, he held a seat on the board of the Information Providers Association. Immediately, prior to June 2003, Mr. Popravsky was employed by Driven Image, Inc. in a sales capacity and as its corporate secretary. That firm filed for bankruptcy protection in March 2004 in the U.S. Bankruptcy Court for the District of Nevada.

Significant Employees

Joining us in January 2008, David DeAvila (age: 46) assumed the role of Director of Sales.  From 2005 until October 2007 David was the Director of Sales for Hermle, a German clock company based in Virginia.  From October 2002 to 2005, he was head of international sales and marketing for the Howard Miller Clock Company based in Zeeland, Michigan.  It was during his tenure at Howard Miller that he developed a complete line of clock urns and other memorial products utilizing the Howard Miller brand, one of the most recognizable clock brands in America and the largest clock manufacturer in the world.  Prior to that, he had a 21 year career culminating as the Director of International Operations at Herman Miller Inc., the office furniture manufacturer based in Holland, Michigan.  He received his education at Oral Roberts University in Tulsa, OK, Dekalb College in Atlanta, GA and at Brenau University, also in Georgia.

To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics. However, it does intend to adopt one that is  applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which will be designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC.  These reports are filed on Forms 3, 4, and 5.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements except as follows:  officers and directors  Clint Mytych , Donna Shatter and Wallace “Nick” Popravsky  each filed his or her  respective Form 3 (Initial Statement Of Beneficial Ownership of Securities) late; former officer and director, James Parliament, filed his Form 3 late; and North Atlantic Resources Ltd, and entity owning more than 10% of the Company’s stock failed to file its required Form 3. North Atlantic Resources, Ltd has been made aware of its duty to file reports of ownership and changes in ownership with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2008; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2008 (of which there were none). We refer to these individuals collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clint Mytych	2007	75,000	0	347,500	0	0	0	0	422,500
President	2008	75,000	0	1,740,000	0	0	0	0	1,815,000

Donna Shatter	2007	65,000	0	247,500	0	0	0	0	312,500
Operations	2008	65,000	0	1,240,000	0	0	0	0	1,305,000
V.P., Operations

Wallace “Nick”	2007	65,000	0	247,500	0	0	0	0	312,500
Popravsky, VP,	2008	65,000	0	1,240,000	0	0	0	0	1,305,000
Sales/Marketing

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the unexercised and stock options that have not yet vested for each Named Executive Officer as of the end of the fiscal year ended December 31, 2008.  The shares indicated below give effect to the January 15, 2008, one for 20 reverse split, and the September 26, 2006, four to one forward split.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Clint Mytych	0	5,000,000	0	0.01804	12/19/2015	5,000,000	100,000	0	0
Donna Shatter	0	4,200,000	0	0.01804	12/19/2015	4,200,000	84,000	0	0
Wallace “Nick” Popravsky	0	3,000,000	0	0.01804	12/19/2015	3,000,000	60,000	0	0
James Parliament(1)	0	0	0	n/a	n/a	0	0	0	0

(1) Mr. Parliament resigned as an officer and director of the Company effective February 28, 2009.

2008 Equity Incentive Plan

In September, 2009, the our board of directors and shareholders approved the 2008 Equity Incentive Plan (“2008 Plan”) authorizing the issuance of options to purchase up to 20,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. During the fourth quarter of 2008, options to acquire 12,200,000 shares were issued under the 2008 Plan to three employees which options are exercisable one year after grant.  These options have an exercise price of $0.01804 per share and expire in seven years from their issue date.

Compensation of Directors

Members on our Board are not compensated (in cash or equity) for any services provided as directors.

Employment Agreements; Compensation

Clint Mytych serves as our Chief Executive Officer, President and Chairman of the Board on a non-exclusive basis. On March 15, 2006, we entered into five year agreement with Mr. Mytych for these services. Under our agreement with him, we agreed to pay to Mr. Mytych $75,000 per year and full medical insurance coverage including dental and optical coverage minimum. He is entitled to three weeks paid vacation. Mr. Mytych is available to us so that he may perform duties that may be assigned to him from time to time by our Board of Directors to the satisfaction of the Board. Mr. Mytych devotes an average of at least 40 hours per week to the Company. This Agreement can be terminated by us for cause or by either of us upon notice.

Donna Shatter serves as our Vice President of Operations, Secretary/Treasurer and Director on a non-exclusive basis. On March 15, 2006, we entered into five year agreement with Ms. Shatter for these services. Under our agreement with her, we agreed to pay to Ms. Shatter $65,000 per year and full medical insurance coverage including dental and optical coverage minimum. She is entitled to three weeks paid vacation. Ms. Shatter is available to us so that she may perform duties that may be assigned to her from time to time by our Board of Directors to the satisfaction of the Board. Ms. Shatter devotes an average of at least 40 hours per week to the Company. This Agreement can be terminated by us for cause or by either of us upon notice.

Wallace “Nick” Popravsky serves as our Vice President of Sales and Marketing and Director on a non-exclusive basis. On March 15, 2006, we entered into five year agreement with Mr. Popravsky for these services. Under our agreement with him, we agreed to pay to Mr. Popravsky $65,000 per year and full medical insurance coverage including dental and optical coverage minimum. He is entitled to three weeks paid vacation. Mr. Popravsky is available to us so that he may perform duties that may be assigned to him from time to time by our Board of Directors to the satisfaction of the Board. Mr. Popravsky devotes an average of at least 40 hours per week to the Company. This Agreement can be terminated by us for cause or by either of us upon notice.

David DeAvila serves as our Director of Sales at the annual rate of $62,500 and full medical insurance coverage including dental and optical coverage minimum. Our arrangement with Mr. DeAvila was memorialized in a letter agreement by and between the parties dated January 3, 2008. He is also entitled to two weeks paid vacation. In addition, Mr. DeAvila will receive 1.5% of gross sales for 2008, and 5,000,000 shares of our common stock pro rated over 2008. To date, he has been issued 3,000,000 shares pursuant to his agreement.  He devotes at least 40 hours per week to the Company.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 1, 2009, certain information regarding beneficial ownership of our common stock (including our preferred stock which is convertible into common stock  at the rate of  one share of preferred into one share of common, and has voting privileges of one vote per share of preferred stock) by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of June 1, 2009 there were 610,049,475 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of June 1, 2009, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Eternal Image, Inc., 28800 Orchard Lake Road, Suite 130, Farmington Hills, Michigan 48334. This table is based upon information supplied by directors, officers and principal shareholders. This table gives effect to our 2006 forward stock splits as well as our January 15, 2008, 1 to 20 reverse stock split.

Nature of Beneficial Owner	Class of Stock	Amount and Nature of Beneficial Ownership	Percent of Class

Officers, Directors

Clint Mytych (1)	Common	48,998,000	8.03% (4)
	Preferred	50,000,000	100.0% (4)

Donna Shatter (1)	Common	49,020,750	8.04%

Wallace “Nick” Popravsky (2)	Common	30,525,005	5.0%

5% Shareholders

North Atlantic Resources Ltd. (3)	Common	65,497,396	10.74%

All Officers and Directors as	Common	128,543,755	21.07% (4)
a group (three persons):	Preferred	50,000,000	100.0% (4)

(1) Mr. Mytych and  Ms. Shatter are son and mother.

(2) Includes the shares held by Mr. Popravsky’s wife, Debra Popravsky i.e. 15,000,002 shares.

(3)  The shares listed for this shareholder include 10,000,000 shares held by Emerald Asset Advisors, an affiliate of North Atlantic Resources Ltd.  The same principal is owner of both entities.  T. G. Phillips controls this entity and thus exercises voting and dispositive powers over the securities owned by it.

(4)  Combining the 10 to one voting rights attached to the preferred stock with the voting priviliges attached to the common stcck,  Mr. Mytych’s percentage voting privileges equal 49.01%, and the percentage voting privileges of all officers and directors as a group would equal 55.01%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2008 (“Principal Shareholder”). Share issuances described below give effect to the previously mentioned stock splits as if they had occurred subsequent to the splits.

We have borrowed funds from various officers and/or directors as follows:

On February 16, 2006, we borrowed $29,750 from Clint Mytych. The unsecured note agreement calls interest of 5% and monthly installments of interest and principal of $1,305.  The final payment is due in May 2009.  We are current on the payments.

On February 16, 2006, we borrowed $41,856 from Donna Shatter. The unsecured note agreement calls interest of 5% and monthly installments of interest and principal of $1,836.  The final payment is due in June 2009.  We are current on the payments.

On April 15, 2004, we borrowed $58,000 from Fifth Third Bank which loan is secured by the personal guarantees of Donna Shatter and Clint Mytych. The loan agreement calls interest of 6.75% and monthly installments of interest and principal of $689.  The final payment is due in May 2009.  We are current on the payments.

On October 10, 2007, we entered into a convertible promissory note with North Atlantic Resources Limited, the Selling Shareholder named in this prospectus and a Principal Shareholder. The note called for interest of 20% and was due on February 28, 2008. The conversion rate, giving effect to our January 15, 2008, 1 to 20 reverse split, was at the rate of $.002 per dollar of principal and interest converted. On January 11, 2008, the lender exercised its option to convert all of the principal and interest into  shares of common stock. These shares are covered by this Prospectus,

In addition to the aforementioned convertible promissory note, North Atlantic Resources, Limited purchased a total of 20,442,628 shares of our common stock in July and September of 2007 for a total of $315,000. Its affiliate, Emerald Asset Advisors, in July 2007, purchased an additional 3,690,476 shares of our common stock for $150,000.

In connection with our February 15, 2006 Reverse Merger, the following officers and directors (who were shareholders of our predecessor entity) were issued shares of our common stock in exchange for their interests in the predecessor entity:

Clint Mytych	5,590,000 shares
Donna Shatter	200,000 shares
Nick Popravsky	500,000 shares

In addition, in 2006 and 2007, the officers and directors were issued shares of our common stock as additional compensation for services rendered as follows:

Clint Mytych	9,686,000 shares
Donna Shatter	8,450,000 shares
Wallace Nick Popravsky	6,300,000 shares
James Parliament	750,000 shares

On July 25, 2007, as an anti takeover strategy, we issued to Clint Mytych all of the shares of convertible preferred voting shares that were authorized at that time. At that time, that number was 1,925,000,000 shares. On March 10, 2008, we amended our certificate of incorporation to reduce that authorized number of preferred shares to 195,000,000. On August 28, 2008, we filed another amendment to our certificate of incorporation with the State of

Delaware reducing the number of shares of common stock that we are authorized to issue and correspondingly increasing the number of shares of preferred stock we are authorized to issue.  As a result of this most recent amendment, we are currently authorized to issue 220,000,000 shares of preferred stock.  Thereafter, on September 2, 2008, we issued an additional 25,000,000 shares of preferred stock to Mr. Mytych.  Accordingly, all the authorized shares of preferred stock are currently issued and outstanding. As a result, Mr. Mytych now owns just 220,000,000 preferred shares. The preferred shares have voting rights of one vote per share and are convertible into common stock at the rate one share of preferred into one shares of common stock.

To date during 2008, we have issued additional shares of our common stock to members of our management team as compensation as follows:

Clint Mytych	44,000,000 shares
Donna Shatter	44,000,000 shares
Wallace Nick Popravsky	44,000,000 shares
James Parliament	13,000,000 shares
David DeAvila	3,000,000 shares

On December 19, 2008, the Board of Directors granted seven year options to our following officers. The grants were made pursuant to our 2008 Equity Incentive Plan. Each option, when exercised, allows the option holder to purchase one share of the Company’s common stock at an exercise price of $0.01804 per share. The options are not exerciseable until one year from the date of the grant .

Grantee	Title	Number of Options
Clint Mytych	Chief Executive Officer
	And Chairman of the Board	5,000,000

Donna Shatter	Vice President, Secretary,
	Treasurer and Director	4,200,000

Wallace N. Popravsky	Vice President, Director	3,000,000

Director Independence

Our board of directors currently consists of three members all of whom are officers of the our company and therefore are not independent as that term is defined in Nasdaq Marketplace Rule 4200(a)(15). Since our securities are not listed we are not required to have any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$ 55,000	$47,000
Audit Related Fees	$ 50,000	$0
Tax Fees	$ 0	$0
All Other Fees	$ 0	$0

Total Fees	$ 105,000	$47,000

Audit Fees. Consists of fees billed for professional services rendered for the audit  of  our   financial   statements  and review of interim consolidated  financial  statements  included in quarterly  reports and services that  are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than  contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)          Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation dated November 4, 2005 (1)
3.2	Restated Certificate of Amendment to Articles of Incorporation dated November 8, 2005 (1)
3.3	Restated Articles of Incorporation dated October 19, 1990 (1)
3.4	Registrant’s By-Laws, as amended (1)
3.5	Certificate of Amendment to Articles of Incorporation dated March 10, 2008 (1)
3.6	Certificate of Amendment to Articles of Incorporation dated August 28, 2008 (1)
4.1	Specimen of Common Stock Certificate (1)
10.1	Mytych Employment Agreement (1)
10.2	Shatter Employment Agreement (1)
10.3	Popravsky Employment Agreement (1)
10.4	November 15, 2007 Convertible Promissory Note (1)
10.5	Promissory Note with Donna Shatter (1)
10.6	Promissory Note with Clint Mytych (1)
10.7	Promissory Note with Woody Browne (1)
10.8	Promissory Note with Scott Watkins (1)
10.9	Consulting Agreement with Matt Davis (1)
10.10	Building Lease (1)
10.11	DeAvila January 3, 2008 Employment Letter Agreement (1)
10.12	Building Q Consulting Agreements (1)
10.13	ASAPR Public Relations and Marketing Agreements (1)
10.14	Eternal Image, Inc. 2008 Equity Incentive Plan (adopted and approved on September 10, 2008) (1)
10.15 10.16 10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29 10.30 10.31 10.32 10.33 10.34 10.35 10.36 10.37

The Vatican Library Collection licensing agreement (1)

Major League Baseball licensing agreement (1)

Star Trek licensing agreement (1)

Precious Moments licensing agreement (1)

Collegiate Licensing Company licensing agreement (1)

American Kennel Club licensing agreement (1)

Cat Fanciers' Association licensing agreement (1)

D. Block Promissory Note (1)

S. Stoltz Promissory Note (1)

D. MacKool Promissory Note (1)

D. Boggs Promissory Note (1)

A. Fisher Promissory Note (1)

R. Mizrahi Promissory Note (1)

J. Howkins Promissory Note (1)

D. Richards Promissory Note (1)

D. Hough Promissory Note (1)

R. Martindale Promissory Note (1)

R. Reiner Promissory Note (1)

Emerald Assets  Promissory Note (1)

Coastal Investments  Note (1)

J. Parliament Promissory Note (1)

Clint Mytych Promissory Note (1)

Donna Shatter Promissory Note (1)

10.38	D. Richard Promissory Note (1)
10.39	N. Pirro Promissory Note (1)
10.41*	E. Shatter Promissory Note (1)
10.42	Music Living Trust (Promissory Note) (1)
10.43	N. Popravsky Promissory Note (1)
10.44	North Atlantic Promissory Note (1)
10.45	J. Parliament Promissory Note (1)
10.46	Nicholas Popravsky, Jr. Promissory Note (1)
10.47	B. LeRea Promissory Note (1)
10.48	Summary of oral extension terms, W. Browne Promissory Note(1)
10.49	Summary of oral extension terms, N. Popravsky Sr. Promissory Note(1)
10.50	Summary of oral extension terms, B. LeRea Promissory Note(1)

10.51	Summary of oral extension terms, D. Block Promissory Note(1)
10.52	Summary of oral extension terms, S. Stolz Promissory Note(1)
10.53	Summary of oral extension terms, D. MacKool Promissory Note(1)
10.54	Summary of oral extension terms, D. Boggs Promissory Note(1)
10.55	Summary of oral extension terms, A. Fisher Promissory Note(1)
10.56	Summary of oral extension terms, R. Mizrahi Promissory Note(1)
10.57	Summary of oral extension terms, J. Howkins Promissory Note(1)
10.58	Summary of oral extension terms, D. Richard Promissory Note One(1)
10.59	Summary of oral extension terms, D. Richard Promissory Note Two(1)
10.60	Summary of oral extension terms, D. Hough Promissory Note(1)
10.61	Summary of oral extension terms, R. Reiner Promissory Note(1)
10.62	Summary of oral extension terms, R. Martindale Promissory Note(1)
10.63	Summary of oral extension terms, Emerald Asset Promissory Note(1)
10.64	Summary of oral extension terms, Coastal Investments Promissory Note(1)
10.65	Summary of oral extension terms, North Atlantic Promissory Note(1)
10.66	Summary of oral extension terms, J. Parliament Promissory Note(1)
23.1	Consent of Demetrius & Company, LLC, Certified Public Accountant (2)
31.1	Certification of Principalf Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (2)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (2)
99.1	Design Patent Application (1)
99.2	Patent (1)

* Preceding number inadvertently omitted.
(1) Filed as an exhibit to the Company’s Registration Statement on Form SB-2, as amended on Form S-1, File No. 333-142128, and incorporated by reference herein. (2) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

By:     /s/     Clint Mytych

Clint Mytych, President and Chief Financial Officer

Date: June 10, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: June 10, 2009	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: June 10, 2009	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: June 10, 2009	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director