Form 10-Q
period 2009-03-31
Eternal Image Inc
filed 2009-06-30
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Eternal Image, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-18889	20-4433227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

28800 Orchard Lake Road, Suite 130, Farmington, Hills, MI	48334
(Address of principal executive offices)	(Zip Code)

248- 932-3333

(Registrant's telephone number, including area code)

U                                        N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ¨ Yes ¨ No N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 610,049,475.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$ 36,941	$ 34,158
Accounts Receivable, net of allowance of
$10,000 and $10,000 respectively	83,839	87,352
Inventories	659,957	514,816
Total Current Assets	780,738	636,326

Fixed Assets:
Furniture, Office Equipment, and Design Fees, net	63,178	75,831
Other Assets:	25,090	25,090
Other Assets, net	25,090	25,090
Total Other Assets
	$ 869,006	$ 737,247
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,056,785	$ 838,177
Bank Overdraft		33,672
Customer Deposit	25,000	25,000
Notes Payable, Current Portion	325,096	1,035,088
Total Current Liabilities	1,406,881	1,931,937

Long Term Liabilities:
Notes Payable	-	-
Total Liabilities	1,406,881	1,931,937

Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of March 31, 2009
and December 31, 2008 respectively.	50,000	220,000
Common Stock - $.001 par value:
750,000,000 shares authorized, 610,049,475 and
380,244,044 shares issued and outstanding as of
March 31, 2009 and December 31, 2008 respectively.	610,049	380,244
Unvested Stock Options	(141,808)	(189,077)
Additional Paid in Capital	19,139,714	15,297,951
Accumulated Deficit	(15,045,030)	(11,753,007)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(537,875)	(1,194,690)
Total Liabilities and Stockholders' Equity (Deficit)	$ 869,006	$ 737,247

The accompanying footnotes are an integral part of the financial statements

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2009	March 31, 2008
Revenue	$ 126,015	$ 97,519

Cost of Goods Sold	96,785	68,889

Gross Profit	29,230	28,630

Operating Expenses:
Salaries	10,650	71,306
Stock Based Compensation	69,269	3,798,000
Travel and Entertainment	103	7,879
Professional Fees	114,431	56,798
Payroll Taxes and Employee Benefits	1,536	19,640
Consulting Fees and Commissions	6,154	733,941
Rent	18,474	102,395
Public Relations and Marketing	88,790	181,995
Product Licensing and Royalties	1,500	10,151
General and Administrative	38,663	44,615
Depreciation and Amortization	12,653	38,984
Total Operating Expenses	362,222	5,065,704

Loss Before Other Income and (Expense)	(332,992)	(5,037,074)

Other Income (Expenses):
Loss on Debt Conversion	(2,887,987)	-
Interest and Dividend Income	-	211
Miscellaneous Income	-	5,000
Interest Expense	(71,044)	(199,325)
Total Other Income (Expenses)	(2,959,031)	(194,114)

Net Loss	$ (3,292,023)	$ (5,231,189)

Net Loss per Share, Basic	$ (0.05)	$ (0.03)
Weighted Average number of Shares Outstanding, Basic	68,181,826	166,770,924

The accompanying footnotes are an integral part of the financial statements

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:

Net Loss	$ (3,292,023)	$ (5,231,189)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Loss on Common Stock Issued for Debt Conversion	2,887,987
Stock Options Expense	47,269
Common Stock issued for Executive Compensation	69,269
Common Stock issued for Fees & Services	13,322
Provided by (Used in) Operating Activities:
Depreciation	12,653	26,324
(Increase) Decrease in:
Accounts Receivable	3,513	(4,906)
Inventories	(145,141)	50,516
Advance Royalties	-	3,714
Increase (Decrease) in:
Cash Overdraft	(33,672)
Accounts Payable and Accrued Expenses	218,462	(5,552)
Net Cash Used in Operating Activities	(218,361)	(5,161,093)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	230,386	4,864,485
Proceeds from Notes Payable	60,900	295,256
Principal Payments of Notes Payable	(70,142)
Net Cash Provided by Financing Activities	221,144	5,159,741

Net (Decrease) Increase in Cash	2,783	(1,352)
Cash, Beginning	34,158	38,011
Cash, Ending	$ 36,941	$ 36,659

NON CASH TRANSACTIONS
Common Stock issued for Debt Conversion	2,887,987
Common Stock issued for Executive Compensation	69,269	3,798,000
Common Stock issued for Fees & Services	13,322

Cash paid for:
Interest	$ 1,936	$ 2,033
Taxes	$ 0	$ 0

The accompanying footnotes are an integral part of the financial statements

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

Nature of Operations

Eternal Image was incorporated January 31, 2006 in the State of Delaware. Eternal Image, Inc. ("Eternal Image") ("The Company") is one of the first manufacturers of branded, licensed funerary products for humans and pets and has established it as its one reportable segment. Eternal Image secures license agreements with appropriate brand licensors and develops funerary products (such as caskets, urns, and vaults) using the brand logo and images prominently in the design of the product.  Once a license is secured, Eternal Image works with designers and engineers to create product drawings and prototypes. The prototypes are then approved by the brand license holder. Once approval has been received by the brand licensor, Eternal Image then sends the specifications for that product to its third party manufacturers/suppliers for quotation before a manufacturer/supplier is chosen to commence production. Eternal Image utilizes a distribution network that in turn supplies funeral homes throughout the United States.

From inception until December 31, 2006 the Company was in the development stage and had accumulated a  deficit of $5,150,801.  In January, 2007 the Company had achieved planned operations and began generating revenue from sales.

1.  Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation

These financial statements have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission.

Unaudited Financial Statements

The accompanying financial statements of Eternal Image, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America  for interim financial information, pursuant to the rules and regulations of the Securities and  Exchange Commission.  Pursuant to such rules and regulations, certain financial information  and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation  of operating results.

The operating results for the three-month period ending March 31, 2009 are not necessarily indicative  of the results that may be expected for the year ended December 31, 2009. These unaudited financial statements should be read in conjunction with the financial statements and footnotes hereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2008.

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

Recently Issued Accounting Pronouncements

The company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of March 31, 2009,  The Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.   Management believes that actions presently being taken to obtain additional funding provide the  opportunity for the Company to continue as a going concern. There can be no assurance that  additional financing which is necessary for the Company to continue its business will be  available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

3.  Stockholders' Equity

During the quarter ended March 31, 2009, the company converted $835,750 of Notes Payable to 221,414,409 shares of Common Stock for varying share prices ranging between $.01 to $.02.   These non-cash conversions resulted in a loss of $2,887,987, and represent the excess value of the stock issued at market prices over the outstanding debt and accrued interest on the date of issuance.

4.  Accounts Payable and Accrued Expenses

Accounts payable and Accrued Expenses consists of the following :

	March 31, 2009	December 31, 2008
Accounts Payable	$ 791,037	$ 529,882
Credit Cards Payable	8,785	8,332
Rent Payable	13,224	13,224
Salaries Payable	201,487	203,488
Payroll Taxes Payable	18,713	19,666
Interest Payable	23,539	63,585
Totals	$ 1,056,785	$ 838,177

5.  Long Term Debt

Long term debt consists of the following:

	March 31, 2009	December 31, 2008
6.75% note payable to Fifth Third Bank, in monthly
installments of $689, including interest, secured by
personal guarantees of Clint Mytych and Donna Shatter,
shareholders and officers of Eternal Image, Inc., and
Roy Mytych. Final payment is due May, 2009.	$ 34,150	$ 35,585

8.25% unsecured note payable to Woodrow Browne,
in three installments of $25,000. Final payment was due
October, 2007. This creditor has agreed to an extension of
the payment terms until March 31, 2009. No periodic
payments are required and principal and interest are due on
the extended due date.	50,000	50,000

5% unsecured note payable to Clint Mytych, shareholder
and officer of Eternal Image, Inc., in monthly installments
of $1,305 including interest. Final payment is due May, 2009.	-	6,707

5% unsecured note payable to Donna Shatter, shareholder
and officer of Eternal Image, Inc., in monthly installments
of $959, including interest. Final payment is due June, 2009.	23,100	23,100

Non-interest bearing note payable to Robert LeRea a shareholder
of Eternal Image, Inc., due on demand.	5,000	5,000
	$ 112,250	$ 120,392

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

5.  Long Term Debt (continued)

Long term debt consists of the following:

	March 31, 2009	December 31, 2008
Balance Forward:	$ 112,250	$ 120,392

Non-Interest bearing note payable to Nick Popravsky, shareholder
and officer of Eternal Image, Inc., due on demand.	12,650	13,750

Credit Card Interest rate bearing note payable to James Parliament,
a shareholder and officer of Eternal Image, Inc., due on demand.	46,696	46,696

20% unsecured note payable to Coastal Investments, payable
in full June, 2008. This creditor has agreed to an extension of the payment terms until December 31, 2008. This creditor has
elected to convert this debt to equity on January 20, 2009.	-	250,000

10.0% note payable to North Atlantic Resources, LTD,
secured by all assets of the Company, payable in full in
December, 2008. This creditor has elected to convert this
debt to equity on January 5, 2009.	-	100,000

10% unsecured note payable to Scott Stolz, a shareholder of
Eternal Image, Inc, payable in full September, 2008,
including interest. This creditor has elected to convert this
debt to equity on January 10, 2009.	-	10,000

10% unsecured note payable to Devon Block, a shareholder of
Eternal Image, Inc, payable in full August, 2008, including
interest. This creditor has agreed to convert this debt to
equity on January 20, 2009.	-	100,000

10% unsecured note payable to David MacKool, a shareholder of
Eternal Image, Inc, payable in full September, 2008, including interest. This creditor has elected to convert this debt to
equity on January 12, 2009.	-	15,000

10% unsecured note payable to Dorenda Boggs, a shareholder of
Eternal Image, Inc, payable in full September, 2008, including interest. This creditor has agreed to an extension of the payment terms until March 31, 2009. No periodic payments are required
and principal and interest are due on the extended due date.	50,000	50,000

10% unsecured note payable to Alan R. Fisher, a shareholder of
Eternal Image, Inc, payable in full September, 2008, including interest. This creditor has elected to convert this debt to
equity on January 15, 2009.	-	20,000
	221,596	725,838

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

5.  Long Term Debt (continued)

Long term debt consists of the following:

	March 31, 2009	December 31, 2008

Balance Forward:	$ 221,596	$ 725,838

10% unsecured note payable to Daniel Richard, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to an extension of the payment terms until March 31, 2009. No periodic
payments are required and principal and interest are due on
the extended due date.	90,000	90,000

10% unsecured note payable to Robin Martindale, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to convert this
debt to equity on January 15, 2009.	-	10,000

10% unsecured note payable to Robert Reiner, a shareholder of
Eternal Image, Inc, payable in full November, 2008,
including interest. This creditor has agreed to an extension of the payment terms until March 31, 2009. No periodic
payments are required and principal and interest are due on
the extended due date.	10,000	10,000

20.0% note payable to Emerald Asset Advisors,
secured by all assets of the Company, payable in full in
October, 2008. This creditor has agreed to convert this
debt to equity on January 15, 2009.	-	50,000

10% unsecured note payable to David Hough, a shareholder of
Eternal Image, Inc, payable in full December, 2008,
including interest. This creditor has agreed to convert this debt
to equity on January 12, 2009.	-	7,500

10% unsecured note payable to Nicholas Pirro, a shareholder of
Eternal Image, Inc, payable in full December, 2008,
including interest. This creditor has agreed to convert this
debt to equity on January 22, 2009.	-	8,250

	$ 321,596	$ 901,588

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

5.  Long Term Debt (continued)

Long term debt consists of the following:

	March 31, 2009	December 31, 2008
Balance Forward:	$ 321,596	$ 901,588

10% unsecured note payable to Ralph Mizrahi, a shareholder of
Eternal Image, Inc, payable in full September, 2008,
including interest. This creditor has agreed to convert this
debt to equity on March 4, 2009.	-	15,000

10% unsecured note payable to John Howkins, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to convert this
debt to equity on February 16, 2009.	-	60,000

10% unsecured note payable to Nicholas Popravsky, Jr., a
shareholder of Eternal Image, Inc, payable in full February, 2009,
including interest.	1,000	1,000

10% unsecured note payable to The Music Living Trust, a
shareholder of Eternal Image, Inc, payable in full February,
2009, including interest. This creditor has agreed to convert this
debt to equity on February 12, 2009.	-	5,000

10% unsecured note payable to Edward Shatter, a shareholder
of Eternal Image, Inc, payable in full January 2009,
including interest.	2,500	2,500

0% unsecured note to Waterloo International, a customer and
supplier, converted from payables to a note payable. This
creditor has agreed to convert this debt to equity in March, 2009.	-	50,000

Total	325,096	1,035,088
Less: Current Portion	325,096	1,035,088
Long Term Debt	$ 0	$ 0

Maturities of long term debt are as follows:

	March 31, 2009	December 31, 2008
2007	$ -	$ -
2008	-	-
2009	325,096	1,035,088
2010	-	-
	$ 325,096	$ 1,035,088

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

6.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of  proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated  deficits of $20,195,831 and $16,903,808 at March 31, 2009 and 2008 respectively.

Management plans to provide for additional working capital and funds for the continued development and promotion of its products through public sale of the Company's common stock, debt securities or borrowing from financial institutions.  Management is also attempting  to expand its number of third party manufacturers/suppliers to help get better product prices which could increase cash flow during early stages of sales growth. No assurance can be given that the Company will successfully expand its number of third party manufacturers/suppliers.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position.  Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

We are in the business of manufacturing (through third party manufacturers/suppliers) and marketing of branded, licensed funerary products (such as funeral caskets, urns and covers) for humans and pets. We started our operational phase and began selling product and having revenues in the first quarter of 2007. Prior to this, we were in the development stage trying to creating our own market within the funerary products industry.   Management believes that we have no direct competition in this market. We have secured license agreements with appropriate brand licensors and develop funerary products using the brand logo and images prominently in the design of the funerary product. Currently, we have license agreements with such brand name entities as Major League Baseball, Precious Moments, Star Trek, The Collegiate Licensing Company (colleges and universities), American Kennel Club, and Cat Fanciers’ Association. We are also negotiating to renew our expired (June 30, 2008) license agreement with The Vatican Library Collection. The long term plans of the Company are to pursue and secure other license arrangements with reputable, household brand names that will be a good fit with our products.

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

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2008, we have received $ 2,067,141 in gross proceeds from the sale of our common stock. For the quarter ending March 31, 2009, we received an additional $185,000. Included in these proceeds for that quarter is $885,750 from the conversion of existing debt into equity for the quarter.

As a company in the early stage of developing a new business -- the manufacturing and marketing of designer funerary products such as funeral caskets and urns -- our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of March 31, 2009, the Company had approximately $780,738 in cash and other current assets. Management believes that cash and other current assets on hand as of March 31, 2009, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the quarter ending March 31, 2009, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Report (Form 10-K) for the year ended December 31, 2008. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations

The Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following summarizes changes in our operations for the three months ended March 31, 2009 and 2008.

Sales and Cost of Goods Sold

	For the three months ended March 31,
	2009	2008
Sales	$ 126,015	$ 97,519
Cost of Goods Sold	96,785	68,889
Gross Profit	29,230	28,630

Sales.   Sales increased by $28,497 or approximately 29%, from $97,519 in the three months ended March 31, 2008 to $126,015 for the three months ended March 31, 2009.  This increase was primarily because the proceeds from the sales of caskets, which commenced in December 2008, more than offset the decrease in urn sales that occurred in this period, as noted in the table below.

Cost of Goods Sold.  Cost of goods sold increased by $27,896 or approximately 40%, from approximately $68,889 in the three months ended March 31, 2008 to $96,785 for the three months ended March 31, 2009. This increase was directly related to the increase in overall sales.

Gross Profit.  Gross profit was $29,230, or approximately 23% of our sales for the three months ended March 31, 2009, compared to gross profit of $28,630, or 29% for the three months ended March 31, 2008.

Operating Expenses

	For the three months ended March 31,
	2009	2008
Operating Expenses
Operating expenses	$310,906	$4,982,105
Administrative	36,663	44,615
Depreciation and amortization	12,653	38,984
Total operating expenses	$362,222	$5,065,704

Operating Expenses . Operating expenses decreased by $4,703,482 or approximately -93%, from $5,065,704 in the three months ended March 31, 2008 to $362,222 for the three months ended March 31, 2009. The reduction was primarily because of a $3,728,731 reduction in stock based compensation and a $727,787 reduction in consulting fees for 2009.

Administrative Expenses. Administrative expenses decreased by $5,952, or approximately 13%, from $44,615 in the three months ended March 31, 2008 to $36,663 for the three months ended March 31, 2009. The principal reason for the increase was a minor decrease in employee related expenses during this period.

Other Income (Expense).  Other Income (Expense) increased $2,766,432 or 93% to ($2,960,547) in the three months ended March 31, 2009 from ($194,114) in three months ended March 31, 2008.  This increase was primarily related to the conversion of such debt to equity resulting in a $128,281 reduction in interest expense and a loss on conversion of $2,889,502.

Net Loss.  Net Loss decreased $1,937,650 or 59% to ($3,293,539) in the three months ended March 31, 2009 from ($5,231,189) in the three months ended March 31, 2008.  This decrease in loss was primarily related to a reduction in stock based compensation.

Units Sold

	For the three months ended March 31,
	2009	2008

Caskets	60	0
Urns	160	486
Medallions	5	0
Vault Covers	0	0
Total	225	486

The reason for the decrease in the sales of units of Urns for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is a restructuring of the company’s distribution network and the consequent halt in some sales activities during this period.

Liquidity and Capital Resources

We have financed operations and internal growth since our reverse merger in February 2006 through the private placement of equity securities and promissory notes, and as of December 31, 2008, have received gross proceeds of $3,528,012 from those sources since that time. Similarly, for the quarter ending March 31, 2009, we have received from those sources additional gross proceeds of $1,060,727. Included in these proceeds for that quarter is $885,750 from the conversion of existing debt into equity.

As of March 31, 2009, we had $780,738 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,056,785, including $48,000 in guaranteed minimum royalty and license payments. In addition, as of March 31, 2009, we had a total notes payable principal balance of $325,096. The total includes the Current Portion and Long-Term portion.  Although, all but one of the note terms has expired, each note holder has orally agreed to an extension under the same terms. Accordingly, to date, we have not been considered in default under the terms, provisions and/or covenants of said loans.

There are no financial or non-financial covenants with regard to any of the debt instruments. Furthermore, the notes are simple promissory bearing interest ranging from 5% - 10% with accrued interest and principal payable at the end of the term of each note, except that the Shatter and Mytych notes require monthly payments of  interest and principal of $1,836 and $1,305, respectively; and the those notes call for 5% per annum..  Ms. Shatter, Mr. Mytych, and Mr. Popravsky, Sr. are officers and directors of the Company, and Mr. Parliament is a former officer of the Company.  The notes are as follows:

Note Holder	Note Date	Due Date	Principal Amount
W. Browne*	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	12,650
B. LeRea	1/5/2008	3/31/2009	5,000
R. Reiner	8/19/2008	3/31/2009	10,000
D. Boggs	6/9/2008	3/31/2009	50,000
D. Richard	8/7/2008	3/31/2009	90,000
E. Shatter	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	23,100
J. Parliament	9/13/2008	3/31/2009	46,696
Nicholas Popravsky, Jr.	11/24/2008	3/31/2009	1,000
Total			$290,946

*$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

We believe that the available cash resources on March 31, 2009, are not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2008 and March 31, 2009, our disclosure controls and procedures were not effective.  The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2008 and March 31, 2009.

A material weakness in the Company’s internal controls existed in that there was a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors.  There also was a lack of oversight and supervision within the Accounting Department.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of April 13, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

(i) in May, 2009, we hired an accountant with U.S. GAAP experience to assist us in recording and the valuation of these types of transactions; and to manage our accounting department.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, the need for additional capital; risks inherent in obtaining its products; among other factors. The Company management is aware of these risks and has attempted to establish the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure. For more specific detail regarding the risks inherent in an investment in the Company, shareholders and prospective investors are also referred to the “Risk Factors” section of the Company’s registration statement filed with the Securities and Exchange Commission on Form SB-2, as amended on Form S-1. See www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2009, the Company:

•

issued 900,000 shares of its common stock to High Water Capital Management, LLC. as additional consideration for this firm extending a $54,000 loan to the Company in February 2009;

•

issued 833,333 shares of its common stock to Frank Colapinto for gross proceeds of $10,000 and 617,284 shares to Ralph Mizarahi for gross proceeds of $5,000;

•

issued shares upon the conversion of debt into equity as follows:

Name	# of Shares	Dollar Amount Converted
Alan Fisher	1,765,648	$ 21,196
Buzzbahn/Emerald Assets (Dave Miller)	10,000,000	92,500
Buzzbahn/Emerald Assets (Rui Figueiredo)	10,000,000	92,500
Coastal Consulting	81,500,000	294,935
Covington Box (Waterloo)	4,040,405	50,000
David Hough	633,219	8,099
David Mackool	1,324,236	15,897
Devon Block	9,713,973	106,864
Emerald Asset	35,500,000	53,418
John Howkins	5,732,445	63,063
Music Living Trust	427,066	5,127
Nicholas Pirro	710,420	8,528
North Atlantic	60,370,433	105,981
Ralph Mizarahi	2,000,000	15,897
Robin Martindale	882,824	10,598
Scott Stolz	854,145	10,254

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, CEO/CFO

Exhibit 32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, CEO/CFO

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eternal Image, Inc.

(Registrant)

Date: June 30, 2009	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: June 30, 2009	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: June 30, 2009	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director