Form 10-Q
period 2009-06-30
Eternal Image Inc
filed 2009-08-13
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 647,673,512.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets:
Cash	$ 6,533	$ 34,158
Accounts Receivable, net of allowance of
$10,000 and $10,000 respectively	27,156	87,352
Inventories	636,239	514,816
Total Current Assets	668,843	636,326
Fixed Assets:
Furniture, Office Equipment, and Design Fees, net	50,525	75,831

Other Assets:	16,024	25,090

	$ 735,392	$ 737,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,249,964	$ 838,177
Bank Overdraft	-	33,672
Customer Deposit	-	25,000
Notes Payable, Current Portion	285,896	1,005,536
Total Current Liabilities	1,535,860	1,902,385
Long Term Liabilities:
Notes Payable	-	29,552
Total Liabilities	1,535,860	1,931,937
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of June 30, 2009
and December 31, 2008 respectively.	50,000	220,000
Common Stock - $.001 par value:
750,000,000 shares authorized
610,049,475 and 380,244,044 shares
issued and outstanding as of June 30,
2009 and December 31, 2008 respectively.	610,049	380,244
Unvested Stock Options	(94,539)	(189,077)
Additional Paid in Capital	19,139,590	15,297,951
Accumulated Deficit	(15,354,767)	(11,753,007)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(800,468)	(1,194,690)
Total Liabilities and Stockholders' Equity (Deficit)	$ 735,392	$ 737,247

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Revenue	$ 84,488	$ 19,987

Cost of Goods Sold	31,915	11,523

Gross Profit	52,573	8,464

Operating Expenses:
Salaries	72,200	53,235
Stock Based Compensation	47,269	220,000
Travel and Entertainment	1,868	5,612
Professional Fees	50,345	25,333
Payroll Taxes and Employee Benefits	1,749	19,508
Consulting Fees and Commissions	18,515	82,546
Rent	10,933	10,500
Public Relations and Marketing	3,687	54,562
Product Licensing and Royalties	23,500	18,577
General and Administrative	33,943	28,196
Depreciation and Amortization	13,111	54,579
Total Operating Expenses	277,120	572,648

Loss Before Other Income and (Expenses)	(224,546)	(564,184)

Other Income (Expenses):
Interest and Dividend Income	-	147
Interest Expense	(1,691)	(11,503)
Total Other Income (Expenses)	(1,691)	(11,356)

Net Loss	$ (266,237)	$ (575,540)

Net Loss per Share, Basic	(0.00)	(0.00)
Weighted Average number of Shares Outstanding, Basic	68,181,826	166,770,924

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Six Months Ending	Six Months Ending
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Revenue	$ 210,504	$ 117,506

Cost of Goods Sold	128,700	63,412

Gross Profit	81,804	54,094

Operating Expenses:
Salaries	158,625	124,541
Stock Based Compensation	116,538	4,018,000
Travel and Entertainment	1,971	13,491
Professional Fees	164,775	82,101
Payroll Taxes and Employee Benefits	3,285	39,148
Consulting Fees and Commissions	24,669	816,487
Rent	29,407	20,796
Public Relations and Marketing	92,477	236,557
Product Licensing and Royalties	37,500	28,728
General and Administrative	67,831	72,811
Depreciation and Amortization	25,764	93,563
Total Operating Expenses	722,842	5,546,223

Loss Before Other Income and (Expenses)	(641,038)	(5,492,129)

Other Income (Expenses):
Loss on Debt Conversion	(2,887,987)	-
Interest and Dividend Income	-	358
Miscellaneous Income	-	5,000
Interest Expense	(72,735)	(210,828)
Total Other Income (Expenses)	(2,960,722)	(205,470)

Net Loss	$ (3,601,760)	$ (5,697,599)

Net Loss per Share, Basic	(0.05)	(0.03)
Weighted Average number of Shares Outstanding, Basic	68,181,826	166,770,924

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:

Net Loss	$ (3,601,760)	$ (5,697,599)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Loss on Debt Conversion	2,887,987
Stock Options Expense	94,538
Common Stock issued for Executive Compensation	22,000	4,018,000
Common Stock issued for Fees & Services	13,322
Depreciation	13,111	54,579
(Increase) Decrease in:
Accounts Receivable	60,196	16,131
Inventories	(132,272)	(80,927)
Advance Royalties	37,500	4,092
Accounts Payable and Accrued Expenses	395,982	(58,983)
Net Cash Used in Operating Activities	(209,796)	(1,744,707)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	228,600	1,795,331
Proceeds from Notes Payable	59,725	502,056
Cash Overdraft	(33,672)
Principal Payments of Notes Payable	(72,482)	(556,533)
Net Cash Provided by Financing Activities	182,171	1,740,854

Net (Decrease) Increase in Cash	(27,625)	(3,853)

Cash, Beginning	34,158	38,011
Cash, Ending	$ 6,533	$ 34,158

NON CASH FINANCING AND INVESTING TRANSACTIONS
Surrender of Certificate Deposit to pay Loan	$ 35,585	$ -

Cash paid for:
Interest	$ 0	$ 0
Taxes	$ 0	$ 0

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2009

(Unaudited)

Nature of Operations

Eternal Image was incorporated January 31, 2006 in the State of Delaware. Eternal Image, Inc.("Eternal Image") ("The Company") and is one of the first manufacturers of branded, licensed funerary products for humans and pets and has established it as its one reportable segment.  Eternal Image secures license agreements with appropriate brand licensors and develops funerary products (such as caskets, urns, and vaults) using the brand logo and images prominently in the design of the product.

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

The operating results for the six-month period ending June 30, 2009 are not necessarily indicative  of the results that may be expected for the year ended December 31, 2009. These unaudited  financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2008.

1.  Summary of Significant Accounting Policies - (continued):

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of June 30, 2009,  The Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.  Management believes that actions presently being taken to obtain additional funding provide the  opportunity for the Company to continue as a going concern. There can be no assurance that  additional financing which is necessary for the Company to continue its business will be  available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Long Term Debt

Long term debt consists of the following:

	June 30, 2009	December 31, 2008
6.75% note payable to Fifth Third Bank, in monthly installments of $689, including interest, secured by personal guarantees of Clint
Mytych and Donna Shatter, shareholders and officers of Eternal
Image, Inc., and Roy Mytych. Final payment was made May, 2009.	$ -	$ 35,585

8.25% unsecured note payable to Woodrow Browne, in three
installments of $25,000. Final payment was due October, 2007.
This creditor has agreed to an extension of the payment terms to of the payment terms until June 30, 2009. No periodic
payments are required.	50,000	50,000

5% unsecured note payable to Clint Mytych, shareholder
and officer of Eternal Image, Inc., in monthly installments
of $1,305 including interest. Final payment was made May, 2009.	-	6,707

5% unsecured note payable to Donna Shatter, shareholder
and officer of Eternal Image, Inc., in monthly installments
of $959, including interest. Final payment is due June 30, 2009.	20,225	23,100

Non-interest bearing note payable to Robert LeRea a shareholder
of Eternal Image, Inc., due on demand.	5,000	5,000
	$ 75,225	$ 120,392

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

3.   Long Term Debt (continued)

Long term debt consists of the following:

	June 30, 2009	December 31, 2008
Balance Forward:	$ 75,225	$ 120,392

Non-Interest bearing note payable to Nick Popravsky, shareholder
and officer of Eternal Image, Inc., due on demand.	10,475	13,750

Credit Card Interest rate bearing note payable to James Parliament,
a shareholder and officer of Eternal Image, Inc., due on demand.	46,696	46,696

20% unsecured note payable to Coastal Investments, payable
in full June, 2008. This creditor has agreed to an extension of the payment terms until December 31, 2008. This creditor
has elected to convert this debt to equity on January 20, 2009.	-	250,000

10.0% note payable to North Atlantic Resources, LTD,
secured by all assets of the Company, payable in full in
December, 2008. This creditor has elected to convert this
debt to equity on January 5, 2009.	-	100,000

10% unsecured note payable to Scott Stolz, a shareholder of
Eternal Image, Inc, payable in full September, 2008,
including interest. This creditor has elected to convert this
debt to equity on January 10, 2009.	-	10,000

10% unsecured note payable to Devon Block, a shareholder of
Eternal Image, Inc, payable in full August, 2008, including
interest. This creditor has agreed to convert this debt to
equity on January 20, 2009.	-	100,000

10% unsecured note payable to David MacKool, a shareholder of
Eternal Image, Inc, payable in full September, 2008, including interest. This creditor has elected to convert this debt to
equity on January 12, 2009.	-	15,000

10% unsecured note payable to Dorenda Boggs, a shareholder of
Eternal Image, Inc, payable in full September, 2008,
including interest. This creditor has agreed to an extension of the payment terms until June 30, 2009. No periodic
payments are required.	50,000	50,000

10% unsecured note payable to Alan R. Fisher, a shareholder of
Eternal Image, Inc, payable in full September, 2008, including interest. This creditor has elected to convert this debt to
equity on January 15, 2009.	-	20,000
	182,396	725,838

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

3.  Long Term Debt (continued)

Long term debt consists of the following:

	June 30, 2009	March 31, 2008

Balance Forward:	$ 182,396	$ 725,838

10% unsecured note payable to Daniel Richard, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to an extension of the payment terms until June 30, 2009. No periodic
payments are required.	90,000	90,000

10% unsecured note payable to Robin Martindale, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to convert this
debt to equity on January 15, 2009.	-	10,000

10% unsecured note payable to Robert Reiner, a shareholder of
Eternal Image, Inc, payable in full November, 2008,
including interest. This creditor has agreed to an extension of the payment terms until June 30, 2009. No periodic
payments are required.	10,000	10,000

20.0% note payable to Emerald Asset Advisors,
secured by all assets of the Company, payable in full in
October, 2008. This creditor has agreed to convert this
debt to equity on January 15, 2009.	-	50,000

10% unsecured note payable to David Hough, a shareholder of
Eternal Image, Inc, payable in full December, 2008,
including interest. This creditor has agreed to convert this debt
to equity on January 12, 2009.	-	7,500

10% unsecured note payable to Nicholas Pirro, a shareholder of
Eternal Image, Inc, payable in full December, 2008,
including interest. This creditor has agreed to convert this
debt to equity on January 22, 2009.	-	8,250

	$ 282,396	$ 901,588

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

3.  Long Term Debt (continued)

Long term debt consists of the following:

	June 30, 2009	December 31, 2008
Balance Forward:	$ 282,396	$ 901,588

10% unsecured note payable to Ralph Mizrahi, a shareholder of
Eternal Image, Inc, payable in full September, 2008,
including interest. This creditor has agreed to convert this
debt to equity on March 4, 2009.	-	15,000

10% unsecured note payable to John Howkins, a shareholder of
Eternal Image, Inc, payable in full October, 2008,
including interest. This creditor has agreed to convert this
debt to equity on February 16, 2009.	-	60,000

10% unsecured note payable to Nicholas Popravsky, Jr., a
shareholder of Eternal Image, Inc, payable in full July, 2009,
including interest.	1,000	1,000

10% unsecured note payable to The Music Living Trust, a
shareholder of Eternal Image, Inc, payable in full February,
2009, including interest. This creditor has agreed to convert this
debt to equity on February 12, 2009.	-	5,000

10% unsecured note payable to Edward Shatter, a shareholder
of Eternal Image, Inc, payable in full July 2009,
including interest.	2,500	2,500

0% unsecured note to Waterloo International, a customer and
supplier, converted from payables to a note payable. This
creditor has agreed to convert this debt to equity in March, 2009.	-	50,000

Total	285,896	1,035,088
Less: Current Portion	285,896	1,005,536
Long Term Debt	$ -	$ 29,552

Maturities of long term debt are as follows:

	March 31, 2009	December 31, 2008
2009	$ 285,896	1,005,536
2010	-	29,552
	$ 285,896	$ 1,035,088

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant  losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated  deficits of $20,342,569 and $14,538,168 at June 30, 2009 and 2008 respectively.

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

Overview

We are in the business of manufacturing (through third party manufacturers/suppliers) and marketing of branded, licensed funerary products (such as funeral caskets, urns and covers) for humans and pets. We started our operational phase and began selling product and having revenues in the first quarter of 2007. Prior to this, we were in the development stage trying to creating our own market within the funerary products industry.   Management believes that we have no direct competition in this market. We have secured license agreements with appropriate brand licensors and develop funerary products using the brand logo and images prominently in the design of the funerary product. Currently, we have license agreements with such brand name entities as Major League Baseball, Precious Moments, Star Trek, The Collegiate Licensing Company (colleges and universities), American Kennel Club, and Cat Fanciers’ Association. We are also negotiating to renew our expired (March 31 2008) license agreement with The Vatican Library Collection. The long term plans of the Company are to pursue and secure other license arrangements with reputable, household brand names that will be a good fit with our products.

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

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2008, we have received $ 2,067,141 in gross proceeds from the sale of our common stock. For the quarter ending March 31 2009, we received an additional $228,600.  However, for the quarter ending June 30, 2009, we did not receive proceeds from any financing sources.

As a company in the early stage of developing a new business -- the manufacturing and marketing of designer funerary products such as funeral caskets and urns -- our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of June 30, 2009, the Company had approximately $668,843 in cash and other current assets. Management believes that cash and other current assets on hand as of June 30 2009, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the six months ending June 30, 2009, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Report (Form 10-K) for the year ended December 31, 2008. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations

The three Months Ended June 30, 2009 Compared to the three Months Ended June 30, 2008

The following summarizes changes in our operations for the six months ended June 30, 2009 and 2008.

Sales and Cost of Goods Sold

	For the three months ended June 30,
	2009	2008
Sales	$ 84,488	$19,987
Cost of Goods Sold	31,915	11,523
Gross Profit	$52,573	$8,464

Sales.   Sales increased by $64,501 or approximately 323%, from $19,987 in the three months ended June 30, 2008 to $84,488 for the three months ended June 30, 2009. This increase was due primarily to the increased availability to the funeral homes.

Cost of Goods Sold.  Cost of goods sold increased by $20,392 or approximately 177%, from approximately $11,523 in the three months ended June 30, 2008 to $31,915 for the three months ended June 30, 2009. This increase was directly related to the increase in sales.

Gross Profit.  Gross profit was $52,573 or approximately 62% of our sales for the three months ended June 30, 2009, compared to gross profit of $8,464, or 42% for the three months ended June 30, 2008.

	For the three months ended June 30,
Operating Expenses	2009	2008
Operating expenses	$230,066	$489,873
Administrative	$33,943	$28,196
Depreciation and amortization	$13,111	$54,579
Total operating expenses	$277,120	$572,648

Operating Expenses  Operating expenses decreased by $295,528 or approximately 53%, from $489,873 in the three months ended June 30, 2008 to $230,066 for the three months ended June 30, 2009. The reduction was primarily because of a reduction in stock based compensation.

Administrative Expenses. Administrative expenses increased by $5,747, or approximately 20%, from $28,196 in the three months ended June 30, 2008 to $33,943 for the three months ended June 30, 2009. The principal reason for the increase was bank fees.

Other Income (Expense).  Other Income (Expense) decreased $9,665 or 85% to ($1,691) in the three months ended June 30, 2009 from ($11,503) in three months ended June 30, 2008.  This decrease was primarily related to interest expense reduction.

Net Loss.  Net Loss decreased ($309,303) or 51% to ($266,237) in the three months ended June 30, 2009 from ($575,540) in the three months ended June 30, 2008.  This decrease in loss was primarily related to a reduction in stock based compensation.

Units Sold

	For the three months ended June 30,
	2009	2008
Caskets	18	0
Urns	86	76
Medallions	7	5
Vault Covers	0	0
Total	111	81

The reason for the increase in the sales of units of Urns for the three months ended June 30, 2009 when compared to the three months ended June 30,  2008 was increased availability to funeral homes.

The six Months Ended June 30, 2009 Compared to the six Months Ended June 30, 2008

The following summarizes changes in our operations for the six months ended June 30, 2009 and 2008.

Sales and Cost of Goods Sold

	For the six months ended June 30,
	2009	2008
Sales	$ 210,504	$117,506
Cost of Goods Sold	128,700	63,412
Gross Profit	$81,804	$54,094

Sales.   Sales increased by $92,998 or approximately 79%, from $210,504 in the six months ended June 30, 2008 to $117,504 for the six months ended June 30, 2009. This increase was due to availability of product to funeral homes.

Cost of Goods Sold.  Cost of goods sold increased by $65,288 or approximately 103%, from approximately $63,412 in the six months ended June 30, 2008 to $128,700 for the six months ended June 30, 2009. This increase was directly related to the increase in sales.

Gross Profit.  Gross profit was $81,804, or approximately 39% of our sales for the six months ended June 30,  2009, compared to gross profit of $54,094, or 46% for the six months ended June 30, 2008.

	For the six months ending June 30,
	2009	2008
Operating expenses	$629,247	$5,379,849
Administrative	$67,831	$72,811
Depreciation and amortization	$25,764	$93,563
Total operating expenses	$722,842	$5,546,223

Operating Expenses . Operating expenses decreased by $4,750,602 approximately 88%, from $5,379,849 in the six months ended June 30, 2008 to $466,242 for the six months ended June 30, 2009. The reduction was primarily because of a reduction in stock based compensation.

Administrative Expenses. Administrative expenses decreased by $4,980, or approximately 7%, from $72,811 in the six months ended June 30, 2008 to $67,831 for the six months ended June 30, 2009. The principal reason for the decrease was better management of accounting systems and due dates.

Other Income (Expense).  Other Income (Expense) increased $2,755,252 or 93% to ($2,960,722) in the six months ended June 30, 2009 from ($205,470) in six months ended June 30, 2008.  This increase was primarily related to loss recorded on the conversion of Notes Payable to Stock.

Net Loss.  Net Loss decreased $2,258,844 or 66% to $3,438,755 in the six months ended June 30, 2009 from $5,697,599 in the six months ended June 30, 2008.  This decrease in loss was primarily related to a reduction in stock based compensation.

Units Sold

	For the six months ended June 30,
	2009	2008
Caskets	78	0
Urns	246	562
Medallions	12	0
Vault Covers	0	0
Total	336	562

The reason for the decrease in the sales of units of Urns for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 was Sales Manager was called up to serve active duty for undetermined period of approx. one year and then restructuring of distribution network.

Liquidity and Capital Resources

We have financed operations and internal growth since our reverse merger in February 2006 through the private placement of equity securities and promissory notes, and as of December 31, 2008, have received gross proceeds of $3,528,012 from those sources since that time. Similarly, for the quarter ending March 31, 2009, we had received from those sources additional gross proceeds of $1,060,727, including $885,750 from the conversion of existing debt into equity. However, for the quarter ending June 30, 2009, we did not receive proceeds from any financing sources.

As of June 30, 2009, we had $668,843 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,249,964. In addition, as of June 30, 2009, we had a total notes payable principal balance of $285,896, all comprised of current (not long term) notes payable. Although, all but one of the note terms has expired, each note holder has orally agreed to an extension under the same terms. Accordingly, to date, we have not been considered in default under the terms, provisions and/or covenants of said loans.

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

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	10,475
B. LeRea	1/5/2008	3/31/2009	5,000
R. Reiner	8/19/2008	3/31/2009	10,000
D. Boggs	6/9/2008	3/31/2009	50,000
D. Richard	8/7/2008	3/31/2009	90,000
E. Shatter	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	20,225
J. Parliament	9/13/2008	3/31/2009	46,696
Nicholas Popravsky, Jr.	11/24/2008	3/31/2009	1,000
Total			$285,896*

*All notes have been extended through December 31, 2009.

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

We believe that the available cash resources on June 30, 2009, are not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

Our future capital requirements will depend upon many factors, including the expansion of our business operations.

Currently, because we are a relatively new business with limited credit history, we generally pay for our purchases “up front” (in most cases) and are not granted extended credit terms at this time. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. In this regard, recently, our major supplier has agreed (orally) to allow us to pay for our product supplies “net 30 days”. This has enabled us to utilize these funds for other purposes and improves our liquidity.  Our inability to obtain credit from other such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring’s will have a significant impact on our liquidity and deployment of funds.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2008 and June 30, 2009, our disclosure controls and procedures were not effective. The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

Under the supervision and with the participation of our management, including the Chief Executive Officer who is also our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2009, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as disclosed below, there have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In May 2009, we hired an accountant with U.S. GAAP experience to assist us in recording and in the valuation of financial statements; and to manage our accounting department both in an attempt to improve our internal control over financial reporting.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended Match 31, 2009, we discovered in April 2009, that we had material weaknesses in our internal controls in that there was a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. The aforementioned May 2009 hiring of a U.S. GAAP experienced accountant was made as a remediation effort to help eliminate the aforementioned material weakness in Company’s internal controls.

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

None

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

Eternal Image, Inc.

(Registrant)

Date: August 13, 2009	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: August 13, 2009	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: August 13, 2009	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director