Form 10-Q
period 2009-09-30
Eternal Image Inc
filed 2009-11-23
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Eternal Image, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-18889	20-4433227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

28800 Orchard Lake Road, Suite 130, Farmington, Hills, MI	48334
(Address of principal executive offices)	(Zip Code)

248- 932-3333

(Registrant's telephone number, including area code)

U                                             N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 671,202,924.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets:
Cash	$ 984	$ 34,158
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	34,129	87,352
Inventories	469,441	514,816
Prepaid Royalties	21,500
Total Current Assets	526,054	636,326

Fixed Assets:
Furniture, Office Equipment, and Design Fees, net	38,116	75,831

Other Assets	11,860	25,090
	$ 576,030	$ 737,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,185,706	$ 838,177
Bank Overdraft	-	33,672
Customer Deposit	-	25,000
Notes Payable, Current Portion	215,282	1,005,536
Total Current Liabilities	1,400,988	1,902,385

Long Term Liabilities:
Notes Payable	-	29,552
Total Liabilities	1,400,988	1,931,937

Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of September 30, 2009
and December 31, 2008 respectively.	50,000	220,000
Common Stock - $.001 par value:
750,000,000 shares authorized
678,202,924 and 380,244,044 shares
issued and outstanding as of September 30,
2009 and December 31, 2008 respectively.	678,203	380,244
Unvested Stock Options	(47,269)	(189,077)
Additional Paid in Capital	19,449,357	15,297,951
Accumulated Deficit	(15,804,448)	(11,753,007)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(824,958)	(1,194,690)
Total Liabilities and Stockholders' Equity (Deficit)	$ 576,030	$ 737,247

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Three Months Ending	Three Months Ending
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Revenue	$ 73,929	$ 31,984

Cost of Goods Sold	58,331	31,086

Gross Profit	15,598	899

Operating Expenses:
Salaries	(27,435)	110,150
Stock Based Compensation	47,269	500,000
Travel and Entertainment	-	9,391
Professional Fees	86,540	65,649
Payroll Taxes and Employee Benefits	2,971	23,291
Consulting Fees and Commissions	-	36,000
Rent	10,193	12,132
Public Relations and Marketing	(496)	157,603
Product Licensing and Royalties	7,500	(3,142)
General and Administrative	60,506	32,980
Common Stock Issued for fees and services	257,729	-
Bad Debts	10,000	-
Depreciation and Amortization	12,653	-
Total Operating Expenses	467,430	944,053

Loss Before Other Income and (Expenses)	(451,832)	(943,154)

Other Income (Expenses):
Miscellaneous income	9,373	148
Interest Expense	(8,464)	(27,400)
Total Other Income (Expenses)	909	(27,252)

Net Loss	$ (450,922)	$ (970,406)

Net Loss per Share, Basic	$ (0.01)	$ (0.04)
Weighted Average number of Shares Outstanding, Basic	85,278,211	25,248,402

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Nine Months Ending	Nine Months Ending
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Revenue	$ 284,432	$ 149,490

Cost of Goods Sold	187,031	94,498

Gross Profit	97,401	54,992

Operating Expenses:
Salaries	115,765	234,691
Stock Based Compensation	163,807	4,518,000
Travel and Entertainment	1,971	22,882
Professional Fees	251,415	147,751
Payroll Taxes and Employee Benefits	6,256	62,439
Consulting Fees and Commissions	24,669	852,487
Rent	39,600	32,928
Public Relations and Marketing	91,981	459,926
Product Licensing and Royalties	45,000	25,586
General and Administrative	142,420	105,791
Common Stock issued for fees and services	257,729	-
Bad Debt	10,000	-
Depreciation and Amortization	38,417	27,797
Total Operating Expenses	1,189,029	6,490,277

Loss Before Other Income and (Expenses)	(1,091,628)	(6,435,284)

Other Income (Expenses):
Loss on Debt Conversion	(2,878,614)	-
Interest and Dividend Income	-	-
Miscellaneous Income	-	5,000
Interest Expense	(81,199)	(237,721)
Total Other Income (Expenses)	(2,959,813)	(232,721)

Net Loss	$ (4,051,441)	$ (6,668,005)

Net Loss per Share, Basic	$ (0.05)	$ (0.26)
Weighted Average number of Shares Outstanding, Basic	85,278,211	25,248,402

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:

Net Loss	$ (4,051,441)	$ (6,668,005)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Loss on Debt Conversion	2,878,614	-
Stock Options Expense	141,808	-
Common Stock issued for Executive Compensation	22,000	4,518,000
Common Stock issued for Fees & Services	344,402	-
Depreciation	38,417	94,360
(Increase) Decrease in:
Accounts Receivable	53,223	20,298
Inventories	45,375	(158,494)
Advance Royalties	(21,500)	(86)
Other Assets	13,230	-
Customer Deposit	(25,000)	-
Accounts Payable and Accrued Expenses	346,826	206,757
Net Cash Used in Operating Activities	(214,046)	(2,987,170)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	228,600	1,831,332
Proceeds from Notes Payable	110.625	160,992
Cash Overdraft	(33,672)	-
Principal Payments of Notes Payable	(124,681)	-
Net Cash Provided by Financing Activities	180,872	1,992,324

Net (Decrease) Increase in Cash	(33,174)	5,154

Cash, Beginning	34,158	38,011
Cash, Ending	$ 984	$ 43,165

NON CASH FINANCING AND INVESTING TRANSACTIONS
Surrender of Certificate Deposit to pay Bank Loan	$ 35,585	$ -
Retirement of Preferred Stock	$ 170,000	$ -
Common Stock Issued for Debt Conversion	$ 2,878,614	$ -

Cash paid for:
Interest	$ 1,936	$ 2,033
Taxes	$ 0	$ 0

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(Unaudited)

Nature of Operations

Eternal Image was incorporated January 31, 2006 in the State of Delaware. Eternal Image, Inc. ("Eternal Image") ("The Company") and is one of the first manufacturers of branded, licensed funerary products for humans and pets and has established it as its one reportable segment.  Eternal Image secures license agreements with appropriate brand licensors and develops funerary products (such as caskets, urns, and vaults) using the brand logo and images prominently in the design of the product.

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards.  On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

The operating results for the nine-month period ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2008.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(Unaudited)

Recently Issued Accounting Pronouncements

The company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of September 30, 2009, The Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Long Term Debt

Long term debt consists of the following:

	September 30, 2009	December 31, 2008
8.25% unsecured note payable to Woodrow Browne, in three installments of $25,000. Final payment was due October, 2007. Note has been extended through December 31, 2009. No periodic payments are required.	50,000	50,000
5% unsecured note payable to Donna Shatter, shareholder and officer of Eternal Image, Inc., in monthly installments of $959, including interest. Note has been extended through December 31, 2009.	12,586	23,100
Non-Interest bearing note payable to Nick Popravsky, shareholder and officer of Eternal Image, Inc., due on demand.	4,450	13,750
Credit Card Interest rate bearing note payable to James Parliament, a shareholder and former officer of Eternal Image, Inc., due on demand.	46,696	46,696
10% unsecured note payable to Dorenda Boggs, a shareholder of Eternal Image, Inc, payable in full September, 2008. Note has been extended through December 31, 2009. No periodic payments are required.	50,000	50,000
10% unsecured note payable to Nicholas Popravsky, Jr., a shareholder of Eternal Image, Inc. Note has been extended through December 31, 2009.	1,000	1,000
10% unsecured note payable to Edward Shatter, a shareholder of Eternal Image, Inc. Note has been extended through December 31, 2009.	2,500	2,500
12% Secured full recourse promissory note payable to Highwater Capital secured by 10,000,000 shares in Eternal Image, Inc. Note has been extended through December 31, 2009.	34,900	0
8% unsecured note payable to Clint Mytych, a shareholder and officer of Eternal Image, Inc. Due December 17, 2009.	3,150	0
8% unsecured note payable to Emerald Asset Advisors. Due November 17, 2009.	10,000	0
2008 Prior Notes Payable converted into common stock during 2009.	0	848,042
Total	215,282	1,035,088
Less: Current Portion	215,282	1,005,536
Long Term Debt	$ -	$ 29,552

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(Unaudited)

Maturities of long term debt are as follows:

	June 30, 2009	December 31, 2008
2009	$ 215,282	$ 1,005,536
2010	-	29,552
	$ 215,282	$ 1,035,088

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $20,995,000 and $15,509,000 at September 30, 2009 and 2008 respectively.

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

5.  Subsequent Events

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This pronouncement is effective for interim or fiscal periods ending after June 15, 2009.  Accordingly, the Company adopted these provisions of ASC Topic 855 on March 29, 2009.  The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.  However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

The company has evaluated subsequent events from the period September 30, 2009, the date of these financial statements, through November 23, 2009, which represents the date these financial statements are being filed with the Commission.

Pursuant to the requirements of FASB ASC topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

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

Currently, we produce (through third party manufacturers/suppliers) and market five logo designed products: caskets, urns, vault covers (Major League Baseball) and Star Trek), garden memorial stones (American Kennel Club and Cat Fanciers’ Association), and cemetery medallions* (Major League Baseball, Star Trek, and Precious Moments). and Collegiate Licensing Company.) (*A medallion is a solid bronze medallion that is affixed to a headstone.)

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

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2008, we have received $2,067,141 in gross proceeds from the sale of our common stock. For the quarter ending March 31 2009, we received an additional $228,600.  There were no proceeds from financing sources for the quarter ending June 30, 2009.  For the quarter ending September 30, 2009, we received proceeds in the amount of $367,939 from financing sources.

As a company in the early stage of developing a new business -- the manufacturing and marketing of designer funerary products such as funeral caskets and urns -- our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of September 30, 2009, the Company had approximately $1,000 in cash and other current assets. Management believes that cash and other current assets on hand as of September 30, 2009, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the nine months ending September 30, 2009, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Report (Form 10-K) for the year ended December 31, 2008. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations

The three Months Ended September 30, 2009 Compared to the three Months Ended September 30, 2008

The following summarizes changes in our operations for the nine months ended September 30, 2009 and 2008.

Sales and Cost of Goods Sold

	For the three months ended September 30,
	2009	2008
Sales	73,929	31,984
Cost of Goods Sold	58,331	31,086
Gross Profit	15,598	899

Sales.   Sales increased by $41,945 or approximately 131%, from $31,984 in the three months ended September 30, 2008 to $73,929 for the three months ended September 30, 2009. This increase was due primarily to the increased availability to the funeral homes.

Cost of Goods Sold.  Cost of goods sold increased by $27,245 or approximately 88%, from approximately $31,086 in the three months ended September 30, 2008 to $58,331 for the three months ended September 30, 2009. This increase was directly related to the increase in sales.

Gross Profit.  Gross profit was $15,598 or approximately 21% of our sales for the three months ended September 30, 2009, compared to gross profit of $899, or 3% for the three months ended September 30, 2008.

	For the three months ended September 30,
Operating Expenses	2009	2008
Operating expenses	$267,729	$1,042,605
Administrative	$60,506	$32,980
Depreciation and amortization	$12,653	$0
Total operating expenses	$467,430	$944,053

Operating Expenses  Operating expenses decreased by $774,876 or approximately 74%, from $976,839 in the three months ended September 30, 2008 to $37,997 for the three months ended September 30, 2009. The reduction was primarily because of a reduction in stock based compensation.

Administrative Expenses. Administrative expenses increased by $27,526, or approximately 83%, from $32,980 in the three months ended September 30, 2008 to $60,506 for the three months ended September 30, 2009. The principal reason for the increase was due to an adjustment related to our inventory.

Other Income (Expense).  Other Income (Expense) decreased $18,936 or 69% to ($8,464) in the three months ended September 30, 2009 from ($27,400) in three months ended September 30, 2008.  This decrease was primarily related to interest expense reduction.

Net Loss.  Net Loss decreased ($563,784) or 58% to ($406,622) in the three months ended September 30, 2009 from ($970,406) in the three months ended September 30, 2008.  This decrease in loss was primarily related to a reduction in stock based compensation.

Units Sold

	For the three months ended September 30,
	2009	2008
Caskets	31	0
Urns	74	146
Medallions	27	11
Vault Covers	0	0
Total	132	157

The reason for the decrease in the sales of units of Urns for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 was Sales Manager was called up to serve active duty for undetermined period of approx. one year and then restructuring of distribution network.

The nine months Ended September 30, 2009 Compared to the nine months Ended September 30, 2008

The following summarizes changes in our operations for the nine months ended September 30, 2009 and 2008.

Sales and Cost of Goods Sold

For the nine months ended September 30,
	2009	2008
Sales	$ 284,432	$ 149,490
Cost of Goods Sold	$ 187,031	$ 94,498
Gross Profit	$ 97,401	$ 54,992

Sales.   Sales increased by $134,942 or approximately 90%, from $149,490 in the nine months ended September 30, 2008 to $284,432 for the nine months ended September 30, 2009. This increase was due to availability of product to funeral homes.

Cost of Goods Sold.  Cost of goods sold increased by $92,533 or approximately 97%, from approximately $94,498 in the nine months ended September 30, 2008 to $187,031 for the nine months ended September 30, 2009. This increase was directly related to the increase in sales.

Gross Profit.  Gross profit was $97,401, or approximately 34% of our sales for the nine months ended September 30, 2009, compared to gross profit of $54,992, or 36% for the nine months ended September 30, 2008.

	For the nine months ending September 30,
	2009	2008
Operating expenses	$1,008,192	$6,356,689
Administrative	$142,420	$105,791
Depreciation and amortization	$38,417	$27,797
Total operating expenses	$1,189,029	$6,490,277

Operating Expenses . Operating expenses decreased by $5,348,497 approximately 84%, from $6,356,689 in the nine months ended September 30, 2008 to $963,892 for the nine months ended September 30, 2009. The reduction was primarily because of a reduction in stock based compensation.

Administrative Expenses. Administrative expenses increased by $36,629, or approximately 34%, from $105,791 in the nine months ended September 30, 2008 to $142,420 for the nine months ended September 30, 2009. The principal reason for the increase was more employee related expenses for sales activity.

Other Income (Expense).  Other Income (Expense) decreased $151,522 or 65% to ($81,199) in the nine months ended September 30, 2009 from ($232,721) in nine months ended September 30, 2008.  This decrease was primarily related to interest expense reduction.

Net Loss.  Net Loss decreased $2,660,864 or 40% to $4,007,141 in the nine months ended September 30, 2009 from $6,668,005 in the nine months ended September 30, 2008.  This decrease in loss was primarily related to a reduction in stock based compensation.

Units Sold

	For the nine months ended September 30,
	2009	2008
Caskets	109	0
Urns	320	708
Medallions	39	11
Vault Covers	0	0
Total	468	719

The reason for the decrease in the sales of units of Urns for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 was Sales Manager was called up to serve active duty for undetermined period of approx. one year and then restructuring of distribution network.

Liquidity and Capital Resources

We have financed operations and internal growth since our reverse merger in February 2006 through the private placement of equity securities and promissory notes, and as of December 31, 2008, have received gross proceeds of $3,528,012 from those sources since that time. Similarly, for the quarter and the nine months ending September 30, 2009, we had received from those sources additional gross proceeds of $ 367,939 and $ 1,428,666 respectively. This includes the non-cash conversion of existing debt into equity of $ 310,589 and $ 1,196,339 for the quarter and the nine months ending September 30, 2009, respectively, and the $ 48,050 gross loan proceeds we received in July and September 2009.

As of September 30, 2009, we had $526,054 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,185,706. In addition, as of September 30, 2009, we had a total notes payable principal balance of $215,282, all comprised of current (not long term) notes payable. Although, all but one of the note terms has expired, each note holder has orally agreed to an extension under the same terms. Accordingly, to date, we have not been considered in default under the terms, provisions and/or covenants of said loans.

There are no financial or non-financial covenants with regard to any of the debt instruments. Furthermore, the notes are simple promissory bearing interest ranging from 5% - 10% with accrued interest and principal payable at the end of the term of each note, except that the Shatter note requires monthly payments of  interest and principal of $1,836; and the note calls for 5% per annum..  Ms. Shatter, Mr. Mytych, and Mr. Popravsky, Sr. are officers and directors of the Company, and Mr. Parliament is a former officer of the Company.  The notes are as follows:

Note Holder	Note Date	Original Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$ 50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	4,450
High Water Capital	7/10/09	12/13/09	34,900
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
D. Boggs	6/9/2008	3/31/2009	50,000
Clint Mytych	9/17/09	12/17/2009	3,150
E. Shatter	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	12,586
J. Parliament	9/13/2008	3/31/2009	46,696
Nicholas Popravsky, Jr.	11/24/2008	3/31/2009	1,000
Total			$ 215,282*

*All notes have been extended through December 31, 2009.

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

We believe that the available cash resources on September 30, 2009, are not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

Our future capital requirements will depend upon many factors, including the expansion of our business operations.

Currently, because we are a relatively new business with limited credit history, we generally pay for our purchases “up front” (in some cases) and are not granted extended credit terms at this time. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. In this regard, recently, our major supplier has agreed (orally) to allow us to pay for our product supplies “net 30 days”. This has enabled us to utilize these funds for other purposes and improves our liquidity.  Our inability to obtain credit from other such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring’s will have a significant impact on our liquidity and deployment of funds.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2008 and September 30, 2009, our disclosure controls and procedures were not effective. The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

Under the supervision and with the participation of our management, including the Chief Executive Officer who is also our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of  September 30, 2009, these disclosure controls and procedures were still not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In May 2009, we hired an accountant with U.S. GAAP experience to assist us in recording and in the valuation of financial statements; and to manage our accounting department both in an attempt to improve our internal control over financial reporting. In October 2009, she was replaced by another equally experienced accountant. The correction of our internal control weaknesses is an ongoing priority process which we are attempting to address.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2009, the Company issued unregistered shares of its common stock as follows:

•

57,463,901 shares to five (5) creditors who converted $310 598 of debt into equity;

•

3,896,970 shares to three (4) professional service providers for their services. The shares were valued by the Company in total  at $21,597;

•

1,000,000 shares to one (1) investor for cash consideration of $9,300; and

•

1,263,158 shares to one (1) lender as an equity incentive to provide a July 2009 $34,900 loan to the Company. The shares were valued by the Company at $12,000.

•

4,529,412 shares to the same lender as an equity incentive to extend the above referenced July 2009 $34,900 loan.  The shares were valued by the Company at $24,912.

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

Eternal Image, Inc.

(Registrant)

Date: November 23, 2009	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: November 23, 2009	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: November 23, 2009	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director