Form 10-K
period 2009-12-31
Eternal Image Inc
filed 2010-04-16
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Eternal Image, Inc.

(Exact Name of Registrant as specified in its charter)

Delaware	001-10825	20-4433227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

28800 Orchard Lake Road, Suite 130, Farmington, Hills, MI	48334
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes   [ x ] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety 90 days.            Yes [ x ]           No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactice Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter.  December 31, 2009: $4,022,570.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   703,112,618 as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORM 10-K

PART I

3

ITEM 1. BUSINESS

3

ITEM 1A.  RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2.  PROPERTIES

9

ITEM 3.  LEGAL PROCEEDINGS

9

ITEM 4.  RESERVED

9

PART II

10

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6.  SELECTED FINANCIAL DATA

11

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

11

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

19

BALANCE SHEETS

20

STATEMENTS OF OPERATIONS

21

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

22

STATEMENTS OF CASH FLOWS

23

NOTES TO FINANCIAL STATEMENTS

25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

43

ITEM 9A(T).  CONTROLS AND PROCEDURES

43

ITEM 9B.  OTHER INFORMATION

44

PART III

45

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

45

ITEM 11.  EXECUTIVE COMPENSATION

46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                    RELATED STOCKHOLDER MATTERS

49

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

50

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

51

PART IV

53

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

53

SIGNATURES

55

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

Eternal Image is in the process of forming a new division to handle the manufacturing, sale, and distribution of many ancillary products covered by our Licensing Agreements such as candles, register books, and memorial prayer cards.

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

During each of the last two fiscal years ended December 31, 2008 and 2009, we have spent $133,373 and $2,750 on product development activities, respectively. These costs have been borne by us and not any of our customers.

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

It should also be noted that the range of casket prices within the United States is quite large.  Base model caskets can start at $899, while gold-plated caskets top out at $20,000 apiece.  The most popular caskets that were sold in the United States in 2000 were priced in the range of $2,500—$6,500 apiece retail.  The market is certainly ready for spirited, creative caskets that can be priced all over the spectrum depending on their materials and features.  The Company’s first line of caskets became available for sale in December, 2008

From December 2008 through December 31, 2009, we sold 175 caskets.

Urns

Urns also come in a variety of materials, and Eternal Image uses various materials for its creations.  Eternal Image’s urns are artistically sculptured, and fitting for any home décor. The Company’s first line of urns became available for sale in January of 2007.

From January 2007 through December 31, 2009, we sold 2,824 urns.

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

Eternal Image also has the rights to produce and market cemetery medallions for Major League Baseball, Star Trek, Precious Moments, and Collegiate Licensing Company.  Our third party manufacturer/supplier Trigard Bronze has begun production of the Major League Baseball medallions which we began selling in the Fourth Quarter 2008; and they have begun production of the Precious Moments medallions which we began selling in the Second Quarter 2009.  The Company’s first line of cemetery medallions became available for sale in February, 2009.

From February 2009 through December 31, 2009, we sold 70 cemetery medallions.

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

Employees

We have employment agreements with three of our officers: Clint Mytych, our President, CEO and CFO, Nick Popravsky, our Vice President of Sales and Marketing, and Donna Shatter, our Vice President of Operations. We also had an employment letter with David DeAvila who served as Director of Sales, and who in November 2008 was called to serve a 1-year tour of duty in the United States military.  We currently are in discussions with David Davila regarding the possibility of him coming back to work for the Company.  The provisions of our employment letter are summarized in “Executive Compensation”, below.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to our reverse merger in February 2006, our common stock was not publicly traded. Since July 14, 2009, our common stock has traded on the over the counter bulletin board under the symbol ETNL.OB. Prior to that, our common stock was traded on the pink sheets under the symbol ETNL.PK. Both over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The Pink Sheets are not recognized as an established public trading market.  The following chart shows the high and low bid prices per share per calendar quarter for the most recent eight calendar quarters

	High Bid Price	Low Bid Price

First Quarter 2008	$ 0.026	$ 0.0235
Second Quarter 2008	$ 0.017	$ 0.0165
Third Quarter 2008	$ 0.019	$ 0.012
Fourth Quarter 2008	$ 0.020	$ 0.010

First Quarter 2009	$0.0340	$0.0095
Second Quarter 2009	$0.0185	$0.0095
Third Quarter 2009	$0.0170	$0.0047
Fourth Quarter 2009	$0.0065	$0.0029

Effective January 15, 2008, we effected a 1 to 20 reverse split. All of the above listed bid prices have been adjusted to reflect the September 26, 2006 and January 15, 2008 stock splits as if they had previously occurred.

Holders of Record

As of December 31, 2009, we had 672,327,924 shares of our common stock issued and outstanding. As of that date, our shares of common stock were held by approximately 118 shareholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

Recent Sales (Issuances)  of Unregistered Securities

We issued the following equity securities during the fiscal year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended:

•

269,202,541 shares of common stock were issued for note conversion valued at $767,891

•

8,281,970 shares of common stock were issued for other fees and services valued at $38,685

•

12,207,494 shares of common stock were issued for interest valued at $3,585,152

•

2,450,617 shares of common stock were issued for cash of $21,000

These securities were sold directly by the Company, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Recent Stock Option Grants

There were no Stock Option Grants issued in 2009.

2008 Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by security holders	12,200,000	(1)	$0.01804	7,800,000	(1)
Equity compensation
plans not approved by security holders	N/A		N/A	N/A
Total	12,200,000	(1)	$0.01804	7,800,000	(1)

(1)	Represents shares underlying the 2008 Employee Stock Option Plan.

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

Overview

We are in the business of manufacturing (through third party manufacturers/suppliers) and marketing of branded, licensed funerary products (such as funeral caskets, urns and covers) for humans and pets. We started our operational phase and began selling product and having revenues in the first quarter of 2007. Prior to this, we were in the development stage trying to creating its own market within the funerary products industry.  Management believes that we have no direct competition in this market. We have secured license agreements with appropriate brand licensors and develop funerary products using the brand logo and images prominently in the design of the funerary product. Currently, we have license agreements with such brand name entities as Major League Baseball, Precious Moments, Star Trek, The Collegiate Licensing Company (colleges and universities), the Vatican Observatory

Foundation, American Kennel Club, and Cat Fanciers’ Association.. The long term plans of the Company are to pursue and secure other license arrangements with reputable, household names that will be a good fit with our products.

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

We are also in the process of forming a new division to handle the manufacturre, sale, and distribution of ancillary products such as candles, register books, and memorial prayer cards.

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

Going Concern Opinion

Our auditors have indicated in a footnote to their financial statements as well as in its accompanying report to the Company that we have suffered recurring losses from operations and have a net capital deficiency that may raise doubt about our ability to continue as a going concern..

Accordingly, shareholders and potential investors should be aware that if we are not able to raise capital through the sale of our equity securities, debt securities, or borrowings from financial institutions, there is substantial doubt that we can continue as a going concern. Furthermore, there can be no assurance that additional financing which is necessary for us to continue our business will be available on acceptable terms, or at all.

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2009, we have received $2,088,141 in gross proceeds from the sale of our common stock.

As a company is in the early stage of developing a new business -- the manufacturing and marketing of designer funerary products such as funeral caskets and urns -- our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of December 31, 2009, the Company had approximately $529,018 in cash and other current assets. Management believes that cash and other current assets on hand as of December 31, 2009, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only six months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

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

Results of Operations

The Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

The following summarizes changes in our operations for the fiscal years ended December 31, 2009 and 2008. Net Loss decreased $3,475,540 or 43% to ($4,587,700) in 2009 from ($8,063,240) in 2008.  This decrease in loss was primarily related to a direct decrease in Stock based Compensation of $4,306,924 related to compensation to officers, and a decrease of $422,284 in Consulting Fees and Commissions related to the Company’s SEC filings.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2009	2008
Sales	$330,399	$250,902
Cost of Goods Sold	$228,013	$605,410
Gross Profit	$102,386	$(354,508)

Sales.   Sales increased by $79,497 or approximately 32%, from $250,902 in the fiscal year ended December 31, 2008 to $330,399 for the fiscal year ended December 31, 2009. This increase was due to the following factors:

•	A full year of casket availability – a more than 100% increase in casket sales over 2008
•	Increased distribution
•	A more than 100% increase in the number of cemetery medallions sold over 2008

Cost of Goods Sold.  Cost of goods sold decreased by $377,397 or approximately 62%, from approximately $605,410 in the fiscal year ended December 31, 2008 to $228,013 for the fiscal year ended December 31, 2009. This decrease was directly related to a reduction in tooling costs and molding expenditures as Eternal Image continues to expand its policy of outsourcing some specific manufacturing activities that we originally bore ourselves.

Gross Profit.  Gross profit was 102,386, or approximately 31% of our sales for the fiscal year ended December 31, 2009, compared to gross profit of (354,508) or (141)% for the fiscal year ended December 31, 2008.  This marks the first time Eternal Image has posted a positive Gross Profit figure.

Operating Expenses

	For the Fiscal Years Ended December 31,
	2009	2008
Operating Expenses
Operating expenses	$1,478,056	$6,888,393
Administrative	$135,198	$158,334
Depreciation and amortization	$5,079	$33,847
Total operating expenses	$1,618,333	$7,080,574

Operating Expenses. Operating expenses decreased by $5,410,337 or approximately 79%, from $6,888,393  in the fiscal year ended December 31, 2008 to $1,478,056 for the fiscal year ended December 31, 2009. The primary reason for this decrease was a decrease in the amount of stock-based compensation to the founders compared to the previous year, and also a decrease in the amount of stock paid out for consulting fees.

Administrative Expenses. Administrative expenses decreased by $23,136, or approximately 15%, from $158,334 in fiscal year ended December 31, 2008 to $135,198 for the fiscal year ended December 31, 2009. The principal reason for the decrease was a decrease in payroll expense.

Other Income (Expense).  Other Income (Expense) increased $2,443,595 or 389%  to ($3,071,753) in 2009 from ($628,158) in 2008.  This increase was primarily caused by the conversion of debt to equity on significant notes at the beginning of the year.

Net Loss.  Net Loss decreased $3,475,540 or 43% to ($4,587,700) in 2009 from ($8,063,240) in 2008.  This decrease in loss was primarily related to a direct decrease in Stock based Compensation of $4,306,924 related to compensation to officers, and a decrease of $422,284 in Consulting Fees and Commissions related to the Company’s SEC filings.

Units Sold

	For the Fiscal Years Ended December 31,
	2009	2008
Caskets (104 Adult & 25 Children)	129	46
Urns	401	818
Medallions	51	19
Vault Covers	0	0
Total	581	883

The reasons for the decrease in the sales of units of urns in the above described year periods are virtually the same as those described in the “Sales” section immediately above. The reasons are:

•	Sales manager David DeAvila called up to serve one 12-month term in the Army
•	Restructuring of distribution network
•	Shipping delays from manufacturers

Liquidity and Capital Resources

We have financed operations and internal growth since our reverse merger in February 2006 through the private placement of equity securities and promissory notes, and as of December 31, 2009, have received gross proceeds of $3,549,012 from those sources since that time.

As of December 31, 2009, we had $529,018 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,301,346 including $220,329 in guaranteed minimum royalty and license payments. In addition, as of December 31, 2009, we had a total notes payable principal balance of $452,947.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

There are no financial or non-financial covenants with regard to any of the debt instruments. Furthermore, the notes are simple promissory bearing interest ranging from 5% - 20% with accrued interest and principal payable at the end of the term of each note, except that the Shatter note requires monthly payments of  interest and principal of $1,836 and calls for 5% per annum. Each holder of a note with a term that has  expired or is expiring in the near future has agreed to an extension under the same terms.  Ms. Shatter and Mr. Popravsky, Sr. are officers and directors of the Company, and Mr. Parliament is a former officer of the Company.  The notes are as follows:

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	1,583
High Water Capital	7/10/09	9/9/09	37,000
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
Emerald Asset Advisors	12/01/09	12/15/09	200,000
Emerald Asset Advisors	11/13/09	12/13/09	27,000
Frank Colapinto	12/01/09	12/1/10	12,012
D. Boggs	6/9/2008	3/31/2009	50,000
Ralph Mizrahi	9/17/09	12/17/09	6,000
E. Shatter (1)	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	9,156
J. Parliament	9/13/2008	12/31/2009	46,696
Nicholas Popravsky, Jr.(2)	11/24/2008	3/31/2009	1,000
Total			$452,947

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

(1)Edward Shatter is the father of Donna Shatter, the Company’s VP of Operations

(2) Nicholas Popravsky, Jr. is the son of Nick Popravsky, Sr., the Company’s VP of Sales

We believe that the available cash resources on December 31, 2009, is not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan , expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Principal Commitments

At December 31, 2009, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eternal Image, Inc.

We have audited the accompanying balance sheets of Eternal Image, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (Deficit) and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Image, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/

Demetrius & Company, L.L.C.

Wayne, New Jersey

April 15, 2010

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	December 31, 2009	December 31, 2008

Current Assets:
Cash	$ 2,102	$ 34,158
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	13,016	87,352
Inventories	513,900	514,816
Total Current Assets	529,018	636,326
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	48,185	75,831
Other Assets:
Other Assets, net	(3,494)	25,090
Total Other Assets	(3,494)	25,090
Total Assets	$ 573,709	$ 737,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,301,346	$ 871,849
Customer Deposit	0	25,000
Notes Payable, Current Portion	452,947	1,005,536
Total Current Liabilities	1,538,346	1,902,385
Long Term Liabilities:
Notes Payable	-	29,552
Total Liabilities	1,754,293	1,931,937
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	220,000
Common Stock - $.001 par value:
750,000,000 shares authorized
672,386,666 and 380,244,044 shares
issued and outstanding as of December 31,
2009 and 2008 respectively.	672,387	380,244
Discount on Stock	(4,853)	(4,853)
Unvested Stock Options		(189,077)
Additional Paid in Capital	19,593,389	15,302,804
Accumulated Deficit	(16,340,706)	(11,753,007)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(1,010,585)	(1,194,690)
Total Liabilities and Stockholders' Equity (Deficit)	$ 573,709	$ 737,247

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenue	$ 330,399	$ 250,902

Cost of Goods Sold	228,013	605,410

Gross Profit	102,386	(354,508)

Operating Expenses:
Salaries	174,256	304,584
Stock Based Compensation	211,076	4,518,000
Travel and Entertainment	10,003	28,098
Professional Fees	288,097	216,844
Payroll Taxes and Employee Benefits	8,312	89,888
Consulting Fees and Commissions	450,760	873,044
Rent	48,285	40,753
Public Relations and Marketing	66,646	485,986
Product Licensing and Royalties	210,621	321,196
General and Administrative	135,198	158,334
Bad Debts	10,000	10,000
Depreciation and Amortization	5,079	33,847
Total Operating Expenses	1,618,333	7,080,574

Loss Before Other Income and (Expense)	(1,515,947)	(7,435,082)

Other Income (Expenses):
Interest and Dividend Income	-	655
Loss on Conversion of Notes Payable	(3,050,304)
Miscellaneous Income	(6,690)	5,000
Interest Expense	-	(265,592)
Abandonment of Fixed Assets	-	(368,221)
Total Other Income (Expenses)	(3,071,753)	(628,158)

Net Loss	$ (4,587,700)	$ (8,063,240)

Basic and diluted net loss per common share	$ (0.076)	$ (0.32)

Weighted average common shares outstanding	60,683,713	25,248,402

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
									Accumulated
	Common	Preferred	Par Value	Par Value	Discount	Par Value	Additional	Accumulated	Deficit During
Description	Shares	Shares	Amount	Amount	on	Amount	Paid In	Deficit	Development
			Preferred	Common	Stock	Treasury	Capital		Stage	Totals

Balance as of January 1, 2008	169,961,553	195,000,000	195,000.00	169,962	-	(7,500)	9,002,325	(3,689,767)	(5,150,801)	519,219
Issuance of preferred stock for
Executive Compensation	-	25,000,000	25,000	-	-	-	475,000	-	-	500,000
Issuance of common stock for
Executive Compensation	145,000,000	-	-	145,000	-	-	3,873,000	-	-	4,018,000
Issuance of common stock for
fees and services	30,052,540	-	-	30,053	-	-	922,410	-	-	952,463
Issuance of common stock for Interest	1,545,400			1,022	-		29,886			30,908
Issuance of common stock for cash	1,170,945	-	-	1,170	-	-	11,330	-	-	12,500
Issuance of common stock for
loan repayments	32,500,000	-	-	33,024	-	-	616,976	-	-	650,000
Issuance of common stock for							189,077			189,077
Executive Compensation
Beneficial Conversion on Convertible Note		-	-	-	-	-	182,813	-	-	182,813
Unvested Portion of stock options issued							(189,077)			(189,077)
Sale of Treasury Stock	-	-	-	-	(4,853)	7,500	-	-	-	2,647
Transfer agent adjustment	13,606	-	-	13	-	-	(13)	-	-	-
Net Loss for the year ending
December 31, 2008	-	-	-	-	-	-	-	(8,063,240)	-	(8,063,240)
Balance as of December 31, 2008	380,244,044	220,000,000	$ 220,000	$ 380,244	$ (4,853)	$ -	$15,113,727	$ (11,753,007)	$(5,150,801)	$(1,194,690)

Issuance of common stock for
fees and services	8,281,970	-	-	8,282	-	-	30,403	-	-	28,785
Issuance of common stock for Interest	12,207,494			12,207	-		3,572,945			3,585,153
Issuance of common stock for cash	2,450,617	-	-	2,451	-	-	18,549	-	-	21,000
Issuance of common stock for
loan repayments	269,202,541	-	-	269,203	-	-	498,688	-	-	777,791
Issuance of common stock for										-
Executive Compensation
Unvested Portion of stock options issued							189,076			189,076
Sale of Treasury Stock	-	-	-	-				-	-	-
Preferred Stock Surrendered		(170,000,000)	(170,000)				170,000			170,000
Net Loss for the year ending
December 31, 2009								(4,587,699)		(4,587,699)
	672,386,666	50,000,000	$50,000	$672,387	$(4,853)	$ -	$19,593,389	$(16,340,706)	$(5,150,801)	$(1,010,585)

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Cash Flows from Operating Activities:

Net Loss	$ (4,587,700)	$ (8,063,240)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Loss on conversion of notes payable	3,043,614	-
Depreciation	28,291	50,612
Amortization	772	27,525
Abandonment of Fixed Assets	-	368,221
Write off Capitalized Lease Obligation	15,148	-
Write Off Patents	12,120	-
Loss on Common Stock conversion	-	182,813
Bad debt	10,000	-
Preferred Stock Issued for Executive Compensation	-	500,000
Common Stock Issued for Executive Compensation	-	4,018,000
Common Stock Issued for Fees and Services	28,785	952,463
Stock issued for notes payable and accrued interest	328,580	-
Common Stock Issued for Interest	-	30,908
Vesting of stock options	189,706	-
(Increase) Decrease in:
Accounts Receivable	64,336	(26,932)
Inventories	916	5,216
Deposits with Suppliers	-	154,585
Advance Royalties	-	255,273
Advance Marketing Expenses	-	-
Rent Deposit	-	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	463,169	639,611
Customer Deposit	(25,000)	25,000
Net Cash Used in Operating Activities	(427,263)	(879,945)
Balance Forward	(427,263)	$ (879,945)

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Balance Forward	(427,263	$ (879,945)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(244)	(28,660)
Purchase of Intangible Assets		-
Sale (Purchase) of Treasury Stock		2,647

Net Cash Used in Investing Activities	(427,507)	(26,013)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	21,000	12,500
Proceeds from Notes Payable	(69,433)	976,774
Proceeds from notes issued	478,042
Principal Payments of Notes Payable	-	(87,170)
Net Cash Provided by Financing Activities	(429,609)	902,104

Net (Decrease) Increase in Cash	1,616	(3,854)

Cash, Beginning	486	38,012

Cash, Ending	$ 2,102	$ 34,158

Cash Paid During the Year for:
Interest	$ -	$ 2,921

Non-Cash Transactions:

Common Stock Issued for Executive Compensation	$ -	$ 4,018,000
Common Stock Issued for Other Fees and Services	$ 38,685	$ 952,463
Common Stock Issued for Interest	$ 3,585,152	$ 30,908
Common Stock Issued for Payment on Loans	$ 767,891	$ 650,000
Preferred Stock Issued for Executive Compensation	$ -	$ 500,000

The accompanying footnotes are an integral part of the financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Accounts Receivable

Management utilizes the allowance method to reflect bad debts. The allowance is estimated and recorded based on management's judgment. Allowance for Doubtful Accounts for the years ended December 31, 2009 and 2008 is $20,000 and $10,000 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of Accounts Receivable which are from companies in the funerary industry.

Furniture, Office Equipment, Molds, Tooling and Dies

Furniture, Equipment and Molds, Tooling and Dies are stated at cost.  Depreciation is determined on the straight-line and accelerated methods over the estimated useful lives of the assets of 5 to 7 years. During the later part of 2008, some of the Company's manufacturing operations were moved from overseas to the United States. Since the molds, tooling, and dies were not compatible, it was abandoned.  For December 31, 2008, the net book value is being expensed as Loss on Abandonment of Fixed Assets in the amount of $323,156. This was included in Abandonment of Fixed Assets in the Statement of Operations.

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  When items of furniture or equipment are sold or retired, the related cost and accumulated depreciation are  removed from the accounts and any gain or loss is included in income (the results of operations).

Royalties

The Company enters into agreements to license trademarks, copyrights and patents, many which are nonrefundable in the event that product sales fail to meet certain minimum levels. Advance  royalties resulting from such transactions are stated at amounts estimated to be recoverable from future sales of the related products. The Company expenses royalties at the time liabilities from sales under license agreements  are incurred and expenses the balance of the prepaid portion at the end of the royalty term in accordance with current accounting guidance.  The Company’s policy is to include Royalty Expense in Operating Expense.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.  Summary of Significant Accounting Policies - (continued):

During the period July, 2005 to December, 2009, license agreements were signed with Second Renaissance, LLC and 1451 International, LTD for use of the Vatican Collection rights, Gruppo Saantory for use of the Vatican Obeservatory Foundation rights, United Feature Syndicate for use of the Precious Moments rights, Major League Baseball, 4 Kids Entertainment for use of the American Kennel Club and Cat Fanciers' Association rights, CBS Consumer Products for use of the Star Trek rights, and The Collegiate Licensing Company, an agent for various colleges, for various collegiate rights.

An initial fee is paid to each licensor by Eternal Image, Inc. for the rights to use their names and identifying indicia without limitation. Each license has its own advance royalty fee, rate, and term. All licenses are currently active, including those that are currently under re-negotiation.

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

Patents

The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was for the years ended December 31, 2009 and 2008 was $4,511 and $3,703 respectively.

Amortization expense relating to patents for the years ended December 31, 2009 and 2008 was $808 and $808 respectively.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires the  determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is uncertain whether some portion or all of the net deferred tax assets will be realized. There is no current provision for corporate income tax for the year ended December 31, 2009 and 2008 as the Company generated a net loss for income tax purposes.

On January 1, 2007, the Company adopted Financial Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement (ASC 740-10). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company is in the process of evaluating this FAS and its effect on the Company's financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Advertising, Public Relations and Marketing

The Company expenses advertising and marketing costs as they are incurred.  Advertising and  Marketing expenses for the years ended December 31, 2009 and 2008 were $66,646 and $485,986 respectively.

Stock Based Compensation

Under current accounting guidance, employee stock awards under the company's compensation plan, the Company measures compensation expense for cost of services received from employees in a share-based payment transaction using fair market value of the underlying stock awarded on the date of grant net of any employees pay (or obligated to pay) for the stock granted.

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

Recently Issued Accounting Standards

In June 2009, FASB adopted a codification of accounting standards and the hierarchy of GAAP.  The codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All nongrandfathered non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative.  Adoption of the codification did not have a financial effect on the Company’s consolidated financial statements.

In June 2009, the Company adopted new FASB requirements to evaluate events or transactions that occur after the balance sheet date but before financial statements are issued.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements, must be recognized in the financial statements.  Subsequent events that provide evidene about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before financial statements are issued are not permitted to be recognized, but may require disclosure.

Management has evaluated events occurring subsequent to December 31, 2009 through April 15, 2010, the date of filing the 2009 Annual Report on Form 10-K with the SEC, to determine if any such events should either be recognized or disclosed in the Consolidated Financial Statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.  Summary of Significant Accounting Policies - (continued):

Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of December 31, 2009,  the Company has both negative working capital of $772,328 and a stockholders' deficiency of $1,010,585. If The Company is not able to raise capital through the sale of its equity securities, debt securities, or borrowings from financial institutions, there is substantial doubt that the Company can continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Furniture, Office Equipment, and Molds, Tooling and Dies

Furniture, Office Equipment, and Molds, Tooling and Dies are summarized as follows :

	December 31, 2009	December 31, 2008
Furniture	$ 17,299	$ 17,299
Office Equipment	16,752	16,508
Molds, Tooling and Dies	-	368,189
Design Fees	133,773	119,713
	167,824	167,180

Less Accumulated Depreciation	119,640	100,769
	$ 48,185	$ 75,831

Depreciation expense for the years ended December 31, 2009 and 2008 was $4,163 and $50,612 respectively.

3. Other Assets

Other Assets are summarized as follows:

	December 31, 2009	December 31, 2008

Organizational Cost	$ -	$ -
Patents and Copyrights (Note 1)	-	12,120
Auto Lease Capitalized Cost	-	33,921
Loan Fees	1,620	1,620
	1,620	60,104

Less Accumulated Amortization	5,114	7,489
	$ (3,494)	$ 52,615

Amortization expense for the years ended December 31, 2009 and 2008 was $5,114 and $27,525 respectively.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4. Accounts Payable and Accrued Expenses

Accounts payable and Accrued Expenses consists of the following :

	December 31, 2009	December 31, 2008

Accounts Payable	$ 690,481	$ 529,882
Royalties Payable	220,329	-
Bank Overdraft	-	33,672
Credit Cards Payable	8,363	8,332
Rent Payable	13,224	13,224
Salaries Payable	365,396	203,488
Payroll Taxes Payable	954	19,666
Interest Payable	2,599	63,585
Totals	$ 1,301,346	$ 871,849

4.  Long Term Debt

Long term debt consists of the following:

	December 31, 2009	December 31, 2008

6.75% note payable to Fifth Third Bank, in monthly
installments of $689, including interest, secured by
personal guarantees of Clint Mytych and Donna Shatter,
shareholders and officers of Eternal Image, Inc., and
Roy Mytych. Final payment was made on April 14, 2009	$ -	$ 35,585

8.25% unsecured note payable to Woodrow Browne,
in three installments of $25,000.
Final payment was due October, 2007. This creditor
has agreed to an extension of the payment terms to
of the payment terms until December 31, 2009. No periodic
payments are required and principal and interest are due on
the extended due date.	50,000	50,000

	$ 50,000	$ 85,585

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Long Term Debt (continued):
	Long term debt consists of the following:
		December 31, 2009	December 31, 2008

	Balance Forward	$ 50,000	$ 85,585

	5% unsecured note payable to Clint Mytych, shareholder
	and officer of Eternal Image, Inc., in monthly installments
	of $1,305 including interest. Final payment was in May, 2009.	-	6,707

	5% unsecured note payable to Donna Shatter, shareholder
	and officer of Eternal Image, Inc., in monthly installments
	of $959, including interest. This Note has been extended until December 31, 2009.	9,156	23,100

	Non-interest bearing note payable to Robert LeRea a shareholder
	of Eternal Image, Inc., due on demand. This creditor elected to convert his debt to equity on July 31, 2009.	-	5,000

	Non-Interest bearing note payable to Nick Popravsky, shareholder
	and officer of Eternal Image, Inc., due on demand.	1,583	13,750

	Non-Interest bearing note payable to James Parliament,
	a shareholder of Eternal Image, Inc., due on demand.	46,696	46,696

		$ 107,435	$ 180,838

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2009	December 31, 2008

	Balance Forward:	$ 107,435	$ 180,838

	20% unsecured note payable to Coastal Investments, payable
	in full June, 2008. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date. The creditor has agreed to convert this debt to equity in January 2009.	-	250,000

	10.0% note payable to North Atlantic Resources, LTD,
	secured by all assets of the Company, payable in full in
	December, 2008. The creditor has agreed to convert this debt to equity in January 2009.	-	100,000

	10% unsecured note payable to Scott Stolz, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has elected to convert this
	debt to equity on January 10, 2009.	-	10,000

	10% unsecured note payable to Devon Block, a shareholder of
	Eternal Image, Inc, payable in full August, 2008, including
	interest. This creditor has agreed to convert this debt to
	equity on January 20, 2009.	-	100,000

	10% unsecured note payable to David MacKool, a shareholder of
	Eternal Image, Inc, payable in full September, 2008, including
	interest. This creditor has elected to convert this debt to
	equity on January 12, 2009.	-	15,000

	10% unsecured note payable to Dorenda Boggs, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2009. No periodic
	payments are required and principal and interest are due on
	the extended due date.	50,000	50,000

	10% unsecured note payable to Alan R. Fisher, a shareholder of
	Eternal Image, Inc, payable in full September, 2008, including
	interest. This creditor has elected to convert this debt to
	equity on January 15, 2009.	-	20,000

		$ 157,435	$ 725,838

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2009	December 31, 2008

	Balance Forward:	$ 157,435	$ 725,838

	10% unsecured note payable to Daniel Richard, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date. The creditor has agreed to convert this debt to equity in June 2009.	-	90,000

	10% unsecured note payable to Robin Martindale, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on January 15, 2009.	-	10,000

	10% unsecured note payable to Robert Reiner, a shareholder of
	Eternal Image, Inc, payable in full November, 2008,
	including interest. This creditor has agreed to an extension
	of the payment terms until December 31, 2008. No periodic
	payments are required and principal and interest are due on
	the extended due date. The creditor has agreed to convert this debt to equity in June 2009.	-	10,000

	20.0% note payable to Emerald Asset Advisors,
	secured by all assets of the Company, payable in full in
	October, 2008. The creditor has agreed to convert this debt to equity in January 2009.	-	50,000

	10% unsecured note payable to David Hough, a shareholder of
	Eternal Image, Inc, payable in full December, 2008,
	including interest. This creditor has agreed to convert this debt
	to equity on January 12, 2009.	-	7,500

	10% unsecured note payable to Nicholas Pirro, a shareholder of
	Eternal Image, Inc, payable in full December, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on January 22, 2009.	-	8,250

		$ 157,435	$ 901,588

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Long Term Debt (continued)
	Long term debt consists of the following:
		December 31, 2009	December 31, 2008

	Balance Forward:	$ 157,435	$ 901,588

	10% unsecured note payable to Ralph Mizrahi, a shareholder of
	Eternal Image, Inc, payable in full September, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on March 4, 2009.	-	15,000

	10% unsecured note payable to John Howkins, a shareholder of
	Eternal Image, Inc, payable in full October, 2008,
	including interest. This creditor has agreed to convert this
	debt to equity on February 16, 2009.	-	60,000

	10% unsecured note payable to Nicholas Popravsky, Jr., a
	shareholder of Eternal Image, Inc, payable in full February, 2009,
	including interest. The creditor has agreed to convert this debt to equity in February 2010.	1,000	1,000

	10% unsecured note payable to The Music Living Trust, a
	shareholder of Eternal Image, Inc, payable in full February,
	2009, including interest. The creditor has agreed to convert this debt to equity in January 2009.	-	5,000

	10% unsecured note payable to Edward Shatter, a shareholder
	of Eternal Image, Inc, payable in full January 2009,
	including interest. The creditor has agreed to an extension of this debut until December 31, 2009.	2,500	2,500

	0% unsecured note to Waterloo International, a customer and
	supplier, converted from payables to a note payable. This
	creditor has agreed to convert this debt to equity in March, 2009.	-	50,000

	8% unsecured note payable to Ralph Mizrahi, a shareholder of
	Eternal Image, Inc, payable in full December 17, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009	6,000	-

	8% unsecured note payable to Frank Colapinto, a shareholder of
	Eternal Image, Inc, payable in full December 1, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009.	12,012	-

		$ 178,947	$ 1,035,088

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Long Term Debt (continued)
	Long term debt consists of the following:
			December 31, 2009	December 31, 2008

			$ 178,947	$ 1,035,088
	8% unsecured note payable to Emerald Asset Advisor, a shareholder
	of Eternal Image, Inc, payable in full November 17, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009.		10,000	-

	8% unsecured note payable to Emerald Asset Advisor, a shareholder of Eternal Image, Inc, payable in full December 15, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009.		200,000	-

	8% unsecured note payable to Emerald Asset Advisor, a shareholder of Eternal Image, Inc, payable in full December 13, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009.		27,000	-

	8% unsecured note payable to HighWater Capital Management, LLC, a shareholder of Eternal Image, Inc, payable in full September 9, 2009,
	including interest. This creditor has agreed to extend this debt until December 31, 2009.		37,000	-

			452,947	1,035,088
	Less: Current Portion		452,947	1,005,536
	Long Term Debt		$ -	$ 29,552

	Maturities of long term debt are as follows:
			December 31, 2009	December 31, 2008

		2009	-	1,005,536
		2010	452,947	29,552
			$ 452,947	$ 1,035,088

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

5.  Commitments

Office Lease

On April 24, 2006 the Company entered into a sixty-five (65) month operating lease for its current office space in Farmington Hills, Michigan. The lease calls for escalating monthly payments over the next five years.  Future minimum rental costs under this lease for the next five years is as follows:

Annually
2010	41,346
2011	24,463

Public Relations and Marketing

The Company entered into a one (1) year agreement with ASAPR, Inc., a Public Relations and Marketing firm. The period of the agreement was March 22, 2006 through March 31, 2007. Services were being provided from April 1, 2007 to March 31, 2008 on a monthly basis with no set term. On April 1, 2008, the Company extended the agreement for one year, until March 31, 2009. The monthly fee is $6,000 plus expenses. Either party can cancel this contract with 60 days written notice. These fees are being expensed as incurred.  Both parties are currently discussing a contract renewal.  Fees and expenses incurred to ASAPR, Inc. for the periods ended December 31, 2009 and 2008 were $12,371 and $80,525 respectively.

As of December 31, 2009 the total balance due ASAPR was $145,500.

Purchase Commitments

At December 31 2009, we did not have any material commitments for capital expenditures..

Licensing Consultant

In January, 2007, the Company renewed an agreement with Building Q which is owned and operated by Woodrow Browne, a creditor and shareholder of Eternal Image, Inc. This agreement establishes Building Q as the Company's sole and exclusive licensing consultant, offering advice, counsel and general assistance with respect to seeking and obtaining licenses from third party licensors for the Company's casket and urn lines. A monthly fee of $2,500 and a two (2%) percent commission of the Company's net sales of all licensed products that were sold, distributed or shipped under any third party license agreement are payable to Building Q for services rendered under this agreement. This agreement is renewable annually. Fees and commissions incurred to Building Q under this agreement for the periods ended December 31, 2009 and 2008 were $16,400 and $27,514 respectively.

License Agreements

The Company develops and produces its products under license agreements with third parties. The amounts paid periodically under terms of these agreements usually range from 8% to 11% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and  other license payments at December 31, 2009 as follows:

December 31,
2009	220,329
2010	278,717
Total	$ 499,046

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6. Employment Agreements

On March 15, 2006 the Company entered into a five year employment agreement with Clint Mytych to serve as President, Chief Executive Officer and Chairman of the Board of Directors. This agreement calls for an annual base salary of $75,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination. Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000.  Employee can only be terminated by majority vote of the board of directors.  Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month.  This allowance shall continue for a period of one year beyond any termination date of employee. Salary payable to Clint Mytych under this agreement was $68,178 at December 31, 2008 and $111,778 at December 31, 2009.

On March 15, 2006 the Company entered into a five year employment agreement with Donna Shatter, mother of Clint Mytych,  to serve as Vice-President and a member of the Board of Directors. This agreement calls for an annual base salary of $65,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination. Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000.  Employee can only be terminated by majority vote of the board of directors.  Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month.  This allowance shall continue for a period of one year beyond any termination date of employee. Salary payable to Donna Mytych under this agreement was $65,639 at December 31, 2008 and $130,639 at December 31, 2009.

On March 15, 2006 the Company entered into a five year employment agreement with Wallace N. Popravsky to serve as Vice-President. This agreement calls for an annual base salary of $65,000 per year. At the expiration date, this agreement will be considered renewed for regular periods of one year, provided neither party submits notice of termination.  Should the employer terminate the employee for any reason then the employer shall pay the employee 70% of the balance of the employment contract within 5 business days. In no case shall this balance be less than $50,000. Employee can only be terminated by majority vote of the board of directors. Employee shall receive a monthly vehicle allowance not to exceed $2,000 per month. This allowance shall continue for a period of one year beyond any termination date of employee.  Salary payable to Wallace N. Popravsky under this agreement was $57,980 at December 31, 2008 and $122,980 at December 31, 2009.

On January 3, 2008 the Company entered into an employment letter with Fulvio (David) DeAvila  to serve as Sales Director. This agreement calls for an annual base salary of $62,500 per year. In addition a  commission of 1.5% of gross sales for the year 2008 was to be paid in cash.  In addition he was awarded  5,000,000 shares of Company common shares for the calendar year 2008 and 2009. Shares will be prorated over 12 months and awarded in January, 2009. If separated from the Company, he will receive his vested amount of shares in the month he is separated. If he voluntarily leaves the Company, all shares will be forfeited. Additionally, he has Company health care coverage. This employment agreement may be terminated by either party, with or without cause, and with or without notice by either party at any time.  Mr. DeAvila was called to serve a 1-year tour of duty with the US Military and we are in discussions with David Davila regarding the possibility of him coming back to work for the Company. There was no salary payable to Fulvio (David) DeAvila under this agreement at December 31, 2009.

During the period January 1, 2008 to December 31, 2008, 3,000,000 common shares were issued to  Mr. DeAvila at a market value of $61,500.  During the period January 1, 2009 to December 31, 2009, 2,000,000 common shares were issued to  Mr. DeAvila at a market value of $22,000.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.  Stockholders' Equity

Preferred Stock Transactions:

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

During the period January 1, 2008 to December 31, 2009, the following were issued:

On March 10, 2008 we filed an amendment to our certificate of incorporation with the State of Delaware reducing the number of shares of both preferred and common stock that we are authorized to issue. As a result, we were authorized to issue 195,000,000 shares of preferred stock, par value $.001 per share.

On August 28, 2008 we filed another amendment to our certificate of incorporation with the State of Delaware that we are authorized to issue and correspondingly increasing the number of shares of preferred stock issue. As a result of this amendment, we were authorized to issue 220,000,000 shares, 220,000,000 shares of which were outstanding. The preferred stock may be issued in one or more series and our Board of Directors,  without further approval from its shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption preferences and other rights and restrictions relating to any series. Issuances of preferred stock, while priding flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our common stock. As of December 31, 2009 there were 50,000,000 shares of preferred outstanding that have voting rights of 10 votes per share and are convertible into common stock at the rate of one share of preferred into one share of common stock.

In 2008 145,000,000 shares of common stock were issued for executive compensation valued at $4,018,000.  30,052,540 shares of common stock were issued for other fees and services valued at $952,463.

In 2008 1,545,400 shares of common stock were issued for interest valued at $30,908.  1,170,945 shares of common stock were issued for cash of $12,500.

On February 12, 2009 we amended our certificate of incorporation by filing a Certificate of Amendment to our Certificate of Incorporation reflecting an increase in the authorized shares of the Company's capital stock, an increase in the authorized common shares of the Company and a decrease in the authorized preferred shares of the Company. This amendment was approved by the majority consent of the Company's shareholders on January 14, 2009. The Company now has authorized 800,000,000 shares of capital stock, of which 750,000,000 are authorized as common stock par value $.001  and 50,000,000 as preferred stock par value $.001. As a result of this amendmant, shares and par value of preferred stock issued have been restated and paid in capital has been adjusted accordingly.

In February 2008, 25,000,000 shares of preferred stock were issued to Mr. Clint Mytych for executive compensation valued at $500,000.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.   Stockholders' Equity (continued)

•

269,202,541 shares of common stock were issued for note conversion valued at $767,891

•

8,281,970 shares of common stock were issued for other fees and services valued at $38,685

•

12,207,494 shares of common stock were issued for interest valued at $3,585,152

•

2,450,617 shares of common stock were issued for cash of $21,000

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

In 2009, no stock options were granted.

Accordingly, all options granted are charged to income ratably over the vesting period at their fair value. Awards granted under the plan vest in one year for officers, and three years for others and the entire expense of the award is recognized in the year of grant.  Upon expiration the cost of the option is reversed and credited to income.  All Options granted in 2008, vested in 2009.

The fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model average assumption.

	Year Ended December 31,
	2009	2008
Dividend Yield	-	-
Expected Life	6 years	7 years
Expected volatility	2.9039%	2.9039%
Risk-free interest rate	2.80%	2.80%

A summary of the status of the Company's stock option plan is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	12,200,000	$ 0.01804	-	$ -
Granted	-	-	12,200,000	$ 0.01804
Exercised	-	-	-	-
Outstanding at the end of the year	12,200,000	0.01804	12,200,000	0.01804
Options exercisable at year end	-	$ -	-	$ -
Weighted average fair value of options granted during the year	-		$ 0.0155
Stock-based compensation expense	189,076			-

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

8.  Stock Option Plans (continued):

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.01804	12,200,000	6 years	0.0155	-	-

9. Income Taxes

There is no current provision for corporate income tax for the years ended December 31, 2009 and 2008 as the Company generated net losses for income tax purposes.  At December 31, 2009 and 2008, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $3,600,000 and $4,705,000 that will expire over various years.

Income tax benefits are summarized as follows:

	December 31,	December 31,
	2009	2008
Federal	$ -	$ -

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are composed primarily of net operating losses.

10. Deferred Tax Assets

	December 31,	December 31,
	2009	2008
Net operating loss carryforwards	3,600,000	$ 790,712
Less:Valuation allowance	(3,600,000)	$ (790,712)
Net deferred tax assets	$ -	$ -

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

Expected federal tax benefit at statutory rate	$ 3,240,000	$ 705,712
State taxes, net of federal tax rate	$ 360,000	$ 85,000
Change in valuation allowance	$ 2,809,288	$ 420,509

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

11. Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of  proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated  deficits of approximately $16,903,809 and $8,840,000 at December 31, 2009 and 2008 respectively.

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

 NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13. Subsequent Events

On February 22, 2010 the Company announced in an 8K filing its new exclusive licensing agreement with the Vatican Observatory Foundation.  This territory for this license is Worldwide (with the exception of Vatican City and Rome) and has a term of 10 years with 5-year renewals at the Company’s option.  The agreement grants the Company the rights to manufacture, distribute, and market the following products: Urns and components, including cremation keepsakes; Caskets and components, including casket veils; Burial vaults, burial niches and columbaria; Monuments, markers and bronze work; Prayer cards and keepsakes; Guest Signature Books; and Memorial Candles.

On February 25, 2010 the Company announced in an 8K filing its new manufacturing and distribution partnership with Matthews International (NASDAQ: MATW).  The term of this agreement is 2-years and requires Matthews International to purchase a minimum number of products from Eternal Image for sale in their network of Funeral Homes and Cemeteries.  The territory of this agreement is North America.  Per the agreement, Matthews International is required to purchase a minimum: 250 Star Trek Urns (which Product and design have been previously approved); 720 Vatican Observatory Urns; 200 Vatican Observatory bronze memorial pieces; and 2,000 Vatican Observatory caskets during each calendar year.  The design of the Vatican products has not been approved yet.  The sale of these products will not commence until all product designs have been approved for manufacturing by Eternal Image.  Currently, we estimate the rollout of these new products to be in the third quarter of 2010.

On March 23, 2010 the Company announced in an 8K filing that it issued 10,000,000 shares of its common stock to HighWater Capital Management, LLC to satisfy the July 9, 2009 Promissory Note in the amount of $34,900.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2009.

A material weakness in the Company’s internal controls exists in that, there is a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors.  There also was a lack of oversight and supervision within the Accounting Department.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

(i)  we have determined to hire financial controllers as opposed to bookkeepers to engage in our day-to-day bookkeeping activites.  Furthermore, we are planning to hire a Finance Director with public reporting experience to manage the Controller and aide with financial statement compilation..

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officers of our Company as of March 31, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Except that Clint Mytych (President, Chief Financial Officer and Chairman of the Board) is the son of Donna Shatter (Vice President of Operations, Secretary/Treasurer and Director), there are no family relationships between or among the directors, executive officers or persons nominated by our Company to become directors or executive officers. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer

Our directors and executive officers are as follows:

Name	Age	Position Held with the Registrant
Clint Mytych	29	Chairman, Director and President and Chief Financial Officer
Donna Shatter	50	Vice President of Operations, Secretary/Treasurer and Director
Wallace “Nick” Popravsky	54	Vice President of Sales and Marketing , Director

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

None

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC.  These reports are filed on Forms 3, 4, and 5.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, with respect to the year ended December 31, 2009, the Company believes that all the Reporting Persons have timely complied with applicable filing requirements except as follows:  North Atlantic Resources Ltd, an entity that the Company believes has owned more than 10% of the Company’s stock failed to file its required Form 3 and any applicable Forms 4.  North Atlantic Resources, Ltd was made aware of its duty to file reports of ownership and changes in ownership with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2009; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2009; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2009 (of which there were none). We refer to these individuals collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clint Mytych	2008	75,000	0	1,740,000	0	0	0	0	1,815,000
President	2009	75,000	0	0	0	0	0	0	75,000

Donna Shatter	2008	65,000	0	1,240,000	0	0	0	0	1,305,000
Operations	2009	65,000	0	0	0	0	0	0	65,000
V.P., Operations

Wallace “Nick”	2008	65,000	0	1,240,000	0	0	0	0	1,305,000
Popravsky, VP,	2009	65,000	0	0	0	0	0	0	65,000
Sales/Marketing

1 These salaries are accrued

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the unexercised and stock options that have not yet vested for each Named Executive Officer as of the end of the fiscal year ended December 31, 2009.  The shares indicated below give effect to the January 15, 2008, one for 20 reverse split, and the September 26, 2006, four to one forward split.

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

2008 Equity Incentive Plan

In September 2008, our shareholders approved an employee stock option plan (the “2008 Option Plan”) authorizing the issuance of options to purchase up to 20,000,000 shares of our common stock. This plan is intended to give us greater ability to attract, retain, and motivate officers, key employees, directors and consultants; and is intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in shareholder value. During the fourth quarter of 2008, options to acquire 12,200,000 shares at an exercise price of

$0.01804 per share were issued under the 2008 Option Plan to three employees.   The options are not exerciseable until one year from the date of the grant .All of such options  are immediately exercisable as of the issue date and expire seven years thereafter.

In 2009, no Option Stock grants were issued under the 2008 Equity Incentive Plan.

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

David DeAvila served as our Director of Sales prior to being called to serve a 1-year tour of duty in November 2008, at the annual rate of $62,500 and full medical insurance coverage including dental and optical coverage minimum. Our arrangement with Mr. DeAvila was memorialized in a letter agreement by and between the parties dated January 3, 2008. He is also entitled to two weeks paid vacation. In addition, Mr. DeAvila will receive 1.5% of gross sales for 2008, and 5,000,000 shares of our common stock pro rated over 2008. To date, he has been issued all the shares pursuant to his agreement.  We are in discussions with Mr. DeAvila regarding the possibility of him coming back to work for the Company.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information regarding beneficial ownership of our common stock (including our preferred stock which is convertible into common stock  at the rate of  one share of preferred into one share of common, and has voting privileges of one vote per share of preferred stock) by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of December 31, 2009 there were 672,327,924 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2009, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Eternal Image, Inc., 28800 Orchard Lake Road, Suite 130, Farmington Hills, Michigan 48334. This table is based upon information supplied by directors, officers and principal shareholders. This table gives effect to our 2006 forward stock splits as well as our January 15, 2008, 1 to 20 reverse stock split.

Nature of Beneficial Owner	Class of Stock	Amount and Nature of Beneficial Ownership	Percent of Class

Officers, Directors

Clint Mytych (1)	Common	37,582,797	6.0% (4)
	Preferred	50,000,000	100.0% (4)

Donna Shatter (1)	Common	45,137,500	6.0%

Wallace “Nick” Popravsky (2)	Common	25,140,002	4.0%

5% Shareholders

North Atlantic Resources Ltd. (3)	Common	162,210,663	24.0%

All Officers and Directors as	Common	107,860,299	16%
a group (three persons):	Preferred	50,000,000	100.0% (4)

(1) Mr. Mytych and  Ms. Shatter are son and mother.

(2) Includes the shares held by Mr. Popravsky’s wife, Debra Popravsky i.e. 15,000,002 shares.

(3)  The shares listed for this shareholder include 57,000,000 shares held by Emerald Asset Advisors, an affiliate of North Atlantic Resources Ltd and 49,210,663 shares held by Coastal Investments, an affiliate of North Atlantic Resources Ltd.  The same principal is owner of both entities.  T. G. Phillips controls this entity and thus exercises voting and dispositive powers over the securities owned by it.

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

We have borrowed funds from various officers and/or directors as follows:

On February 16, 2006, we borrowed $29,750 from Clint Mytych. The unsecured note agreement calls interest of 5% and monthly installments of interest and principal of $1,305.  The final payment is due in May 2009. This Note has been paid in full.

On February 16, 2006, we borrowed $41,856 from Donna Shatter. The unsecured note agreement calls interest of 5% and monthly installments of interest and principal of $1,836.  The final payment is due in June 2009.  This Note has been extended and the current balance remaining is $9,156..

On April 15, 2004, we borrowed $58,000 from Fifth Third Bank which loan is secured by the personal guarantees of Donna Shatter and Clint Mytych. The loan agreement calls interest of 6.75% and monthly installments of interest and principal of $689.  This Note has been paid in full.

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

In fiscal year ending December 31, 2008, we issued additional shares of our common stock to members of our management team as compensation as follows:

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

In fiscal year ending December 31, 2009, no shares of common stock were issued to management for compensation.

Director Independence

Our board of directors currently consists of three members all of whom are officers of the our company and therefore are not independent as that term is defined in Nasdaq Marketplace Rule 4200(a)(15). Since our securities are not listed we are not required to have any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$62,257	$ 59,778
Audit Related Fees	$0	$ 50,000
Tax Fees	$0	$ 0
All Other Fees	$0	$ 0
Total Fees	$62,257	$ 109,778

Audit Fees. Consists of fees billed for professional services rendered for the audit  of  our   financial   statements  and review of interim consolidated  financial  statements  included in quarterly  reports and services that are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and includes services rendered in regards to the filing of Form S-1.

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

PART IV

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

Date: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: April 15, 2009	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: April 15, 2009	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: April 15, 2009	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director