Form 10-Q
period 2010-03-31
Eternal Image Inc
filed 2010-05-24
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

UEternal Image, Inc.

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ ] Yes [X] No N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2010, the number of the Company's shares of par value, $0.001, common stock outstanding was 712,735,806.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1 - FINANCIAL STATEMENTS

3

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 4T - CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

16

ITEM 1.  LEGAL PROCEEDINGS.

16

ITEM 1A.  RISK FACTORS.

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

16

ITEM 4.  (Removed and Reserved).

16

ITEM 5.  OTHER INFORMATION.

16

ITEM 6. EXHIBITS.

16

SIGNATURES

17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	March 31, 2010	March 31, 2009

Current Assets:
Cash	$ 4,452	$ 28,702
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	6,976	83,840
Inventories	493,001	655,697
Total Current Assets	504,429	768,238
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	48,185	63,178
Other Assets:
Other Assets, net	(3,723)	25,090
Total Other Assets	(3,723)	25,090
Total Assets	$ 548,890	$ 856,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,373,196	$ 1,152,885
Customer Deposit	-	-
Notes Payable, Current Portion	417,559	290,946
Total Current Liabilities	1,790,755	1,443,831
Long Term Liabilities:
Notes Payable	-	34,150
Total Liabilities	1,790,755	1,477,981
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
672,386,666 and 380,244,044 shares
issued and outstanding as of December 31,
2009 and 2008 respectively.	707,717	614,903
Discount on Stock	(4,853)	(4,853)
Unvested Stock Options	~~-~~	-
Additional Paid in Capital	19,776,173	18,997,783
Accumulated Deficit	(21,491,509)	(16,903,684)
Accumulated Deficit During Development Stage	(279,394)	(3,375,623)
Total Stockholders' Equity (Deficit)	(1,241,866)	(621,474)
Total Liabilities and Stockholders' Equity (Deficit)	$ 548,890	$ 856,506

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2010	March 31, 2009

Revenue	$ 51,966	$ 126,015

Cost of Goods Sold	(33,281)	(96,785)

Gross Profit	$ 18,685	$ 29,230

Operating Expenses:
Salaries	51,250	51,000
Common Stock – Fees & Services	11,500	-
Stock Based Compensation	-	71,000
Travel and Entertainment	-	103
Professional Fees	25,330	114,531
Payroll Taxes and Employee Benefits	2,492	1,536
Consulting Fees and Commissions	31	6,154
Rent	16,700	18,475
Public Relations and Marketing	4,465	88,790
Product Licensing and Royalties	58,437	14,000
General and Administrative	12,227	38,663
Bad Debts	2,494	-
Depreciation and Amortization	7,302	12,653
Total Operating Expenses	192,227	445,822

Loss Before Other Income and (Expense)	(173,541)	(416,592)

Other Income (Expenses):
Interest and Dividend Income	-	(4,640)
Loss on Conversion of Notes Payable	(101,750)	(2,887,987)
Miscellaneous Income	-	-
Interest Expense	(4,102)	(66,405)
Abandonment of Fixed Assets	-	-
Total Other Income (Expenses)	(105,852)	(2,959,031)

Net Loss	$ (279,393)	$ (3,375,623))

Basic and diluted net loss per common share	$ (0.000519)	$ (0.0495)

Weighted average common shares outstanding	538,093,074	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

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

From inception until December 31, 2006 the Company was in the development stage and had accumulated a deficit of $5,150,801.  In January, 2007 the Company had achieved planned operations and began generating revenue from sales.  For year-ending December 31, 2009, the Company had posted a positive gross-profit figure for the first time.

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

The operating results for the three-month period ending March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2009.

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

(Unaudited)

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of March 31, 2010, the Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Long Term Debt

Long term debt consists of the following:

	March 31, 2010	December 31, 2009
8.25% unsecured note payable to Woodrow Browne, in three installments of $25,000. Final payment was due October, 2007. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
5% unsecured note payable to Donna Shatter, shareholder and officer of Eternal Image, Inc., in monthly installments of $959, including interest. Note has been extended through December 31, 2010.	12,770	9,156
Non-Interest bearing note payable to Nick Popravsky, shareholder and officer of Eternal Image, Inc., due on demand.	6,581	1,583
Credit Card Interest rate bearing note payable to James Parliament, a shareholder and former officer of Eternal Image, Inc., due on demand.	46,696	46,696
10% unsecured note payable to Dorenda Boggs, a shareholder of Eternal Image, Inc, payable in full September, 2008. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	10,000	10,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	27,000	27,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	200,000	200,000
Non-interest bearing note payable to Frank Colapinto. Note has been extended through December 31, 2010.	12,012	12,012
12% unsecured note payable to HighWater Capital. Note was converted to common stock on March 15, 2010.	-	37,000
8% unsecured note payable to Ralph Mizrahi. Note was converted to common stock on March 17, 2010.	-	6,000
10% unsecured note payable to Edward Shatter, a shareholder of Eternal Image payable in full January 2009. The creditor has agreed to an extension of this debit until December 31, 2010.	2,500	2,500
Non-interest bearing note payable to Nicholas Popravsky, Jr.. Note was converted to common stock on March 18, 2010	-	1,000
Long Term Debt	$ 417,559	$ 452,947

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

(Unaudited)

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $21,491,509 and $16,903,809 at March 31, 2010 and 2009 respectively.

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

5.  Subsequent Events

The company has evaluated subsequent events from the period March 31, 2010, the date of these financial statements, through May 21, 2010, which represents the date these financial statements are being filed with the Commission.

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

Overview

We are in the business of manufacturing (through third party manufacturers/suppliers) and marketing of branded, licensed funerary products (such as funeral caskets, urns and covers) for humans and pets. We started our operational phase and began selling product and having revenues in the first quarter of 2007. Prior to this, we were in the development stage trying to creating our own market within the funerary products industry.   Management believes that we have no direct competition in this market. We have secured license agreements with appropriate brand licensors and develop funerary products using the brand logo and images prominently in the design of the funerary product. Currently, we have license agreements with such brand name entities as Major League Baseball, Precious Moments, the Vatican Observatory Foundation, Star Trek, The Collegiate Licensing Company (colleges and universities), American Kennel Club, and Cat Fanciers’ Association.  The long term plans of the Company are to pursue and secure other license arrangements with reputable, household brand names that will be a good fit with our products.

We are in the process of forming a new division that will handle the manufacturing and sales of gift-related funeral items such as candles, prayer cards, and registry books.

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

Recent Developments

On February 16, 2010, we entered into a two year, binding Letter of Understanding (“LOU”) with Mathews International Corporation, a publicly held designer, manufacturer and distributor of memorialization products.  The LOU requires Matthews to make certain minimum purchases from the Company during its term. See our Current Report on Form 8-K filed on February 25, 2010. Also, on February 19, 2010, we entered into a five year sublicensing agreement which grants the Company a sublicense to design, manufacture, and distribute Vatican Observatory collection funerary products. See our Current Report on Form 8-K filed on February 22, 2010

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarter ending March 31, 2010, we received an additional $82,027 in gross proceeds from the sale of our common stock.

As a company in the early stage of developing a new business—the manufacturing and marketing of designer funerary products such as funeral caskets and urns—our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of March 31, 2010, the Company had approximately $504,429 in cash and other current assets. Management believes that cash and other current assets on hand as of March 31, 2010, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the quarter ending March 31, 2010, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Reports (Form 10-K) for the years ended December 31, 2008 and 2009. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations

The Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following summarizes changes in our operations for the three months ended March 31, 2010 and 2009. Net Loss decreased $3,095,870 or 1108% to ($279,393) in the three months ended March 31, 2010 from ($3,375,623) in the three months ended March 31, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

Sales and Cost of Goods Sold

	For the three months ended
	March 31,
	2010	2009
Sales	$ 51,966	$126,015
Cost of Goods Sold	$ 33,281	$96,785
Gross Profit	$ 18,685	$29,230

Sales.   Sales decreased by $74,049 or approximately 59%, from $126,015 in the three months ended March 31, 2009 to $51,966 for the three months ended March 31, 2010. This decrease was due to the following factors:

·	Q1 2009 marked the first quarter that Eternal Image had caskets available to sell. There was an influx of orders in Q1 2009 as distributors stocked up on casket models

Cost of Goods Sold.  Cost of goods sold decreased by $63,504 or approximately 66%, from approximately $96,785 in the three months ended March 31, 2009 to $33,281 for the three months ended March 31, 2010. This decrease was directly related to lower sales volume and the sale of items already paid for that are in inventory.

Gross Profit.  Gross profit was $18,685, or approximately 36% of our sales for the three months ended March 31, 2010, compared to gross profit of $29,230 or 23% for the three months ended March 31, 2009.

Operating Expenses

	For the three months ended March 31,
	2010	2009
Operating Expenses
Operating expenses	$172,698	$394,506
Administrative	$12,227	$38,663
Depreciation and amortization	$7,302	$12,653
Total operating expenses	$192,227	$445,822

Operating Expenses . Operating expenses decreased by $253,595 or approximately 57%, from $445,822 in the three months ended March 31, 2009 to $192,227 for the three months ended March 31, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $26,436, or approximately 68%, from $38,663 in the three months ended March 31, 2009 to $12,227 for the three months ended March 31, 2010. The principal reason for the increase was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) decreased $2,853,179 or 96% to $(105,852) in the three months ended March 31, 2010 from ($2,959,031) in three months ended March 31, 2009.  This decrease is primarily due to the fact that the Company did not convert as much debt into equity as the previous reporting period.

Net Loss.  Net Loss decreased $3,095,870 or 1108% to ($279,393) in the three months ended March 31, 2010 from ($3,375,623) in the three months ended March 31, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

Units Sold

	For the three months ended
	March 31,
	2010	2009
Caskets	23	60
Urns	126	160
Medallions	2	5
Vault Covers	0	0
TOTAL	151	225

The reasons for the decrease in the sales of units of 74 for the three months ended March 31, 2010 from the three months ended March 31, 2009 are less casket sales as distributors continue to sell through initial stocking inventory order.

Liquidity and Capital Resources

Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarter ending March 31, 2010, we received an additional $82,027 in gross proceeds from the sale of our common stock.

As of March 31, 2010, we had $504,429 of cash and other current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,371,016 including $231,680 in guaranteed minimum royalty and license payments. In addition, as of March 31, 2010, we had a total notes payable principal balance of $417,559.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

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

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	6,581
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
Emerald Asset Advisors	12/01/09	12/15/09	200,000
Emerald Asset Advisors	11/13/09	12/13/09	27,000
Frank Colapinto	12/01/09	12/1/10	12,012
D. Boggs	6/9/2008	3/31/2009	50,000
E. Shatter (1)	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	12,770
J. Parliament	9/13/2008	12/31/2009	46,696

Total			$417,559

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

(1)Edward Shatter is the father of Donna Shatter, the Company’s VP of Operations

We believe that the available cash resources on March 31, 2010, are not likely to be sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2009 and March 31, 2010, our disclosure controls and procedures were not effective.  The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2009 and March 31, 2010.

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

None.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2010, the Company issued the following unregistered securities:

Name	Amount of Principal & Interest on Conversion	Number of Shares
Highwater Capital for a Note extension	$11,500.00	2,500,000
Highwater Capital for a Note conversion	$37,863.67	10,000,000
Ralph Mizrahi for a Note conversion	$6,000.00	2,200,000
LFM Supply, LLC for a stock purchase	$10,000.00	4,000,000
Nicholas Popravsky, Jr. for a Note conversion	$1,000.00	84,694
Integrity IR Services, Inc. for consulting services provided	$23,000.00	6,000,000
Michael Arsenault for a Note conversion	$30,044.00	6,000,000

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (Removed and Reserved).

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

Eternal Image, Inc.

(Registrant)

Date: May 24, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: May 24, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: May 24, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

16