Form 10-Q/A
period 2010-03-31
Eternal Image Inc
filed 2010-05-28
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 4T - CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

15

ITEM 1.  LEGAL PROCEEDINGS.

15

ITEM 1A.  RISK FACTORS.

15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

15

ITEM 4.  (Removed and Reserved).

15

ITEM 5.  OTHER INFORMATION.

15

ITEM 6. EXHIBITS.

15

SIGNATURES

16

EXPLANATORY NOTE

Eternal Image, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2009, as originally filed with the U. S. Securities and Exchange Commission on April 24, 2009 (the “Original Form 10-Q”), to include in the financial statements contained therein the previously omitted Statement of Cash Flows.

This Form 10-Q/A also corrects minor errors or omissions or makes minor revisions in the following sections of the Original Form 10-Q:

•	Part I, Item 1 — Basic and Diluted Net Loss per Common Share on the Statements of Operations for the Quarters Ending March 31, 2010 and 2009 of the Financial Statements;
•	Part I, Item 1 — Other Assets; Other Assets, Net and Total Assets on the March 31, 2010 Balance Sheets of the Financial Statements;

•	Part I, Item 1 — Notes 3, 4 and 5 of the Notes to the Financial Statements;
• •	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 4T ---Controls and Procedures.

This Form 10-Q/A makes only the changes referred to above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Current Assets:
Cash	$ 4,452	$ 28,702
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	6,976	83,840
Inventories	493,001	655,697
Total Current Assets	504,429	768,238
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	48,185	63,178
Other Assets:
Other Assets, net	-	25,090
Total Other Assets	-	25,090
Total Assets	$ 552,612	$ 856,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,376,919	$ 1,152,885
Customer Deposit	-	-
Notes Payable, Current Portion	417,559	290,946
Total Current Liabilities	1,794,478	1,443,831
Long Term Liabilities:
Notes Payable	-	34,150
Total Liabilities	1,794,478	1,477,981
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
672,386,666 and 380,244,044 shares
issued and outstanding as of December 31,
2009 and 2008 respectively.	707,717	614,903
Discount on Stock	(4,853)	(4,853)
Unvested Stock Options	~~-~~	-
Additional Paid in Capital	19,776,173	18,997,783
Accumulated Deficit	(21,491,509)	(16,903,684)
Accumulated Deficit During Development Stage	(279,394)	(3,375,623)
Total Stockholders' Equity (Deficit)	(1,241,866)	(621,474)
Total Liabilities and Stockholders' Equity (Deficit)	$ 552,612	$ 856,506

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenue	$ 51,966	$ 126,015

Cost of Goods Sold	(33,281)	(96,785)

Gross Profit	$ 18,685	$ 29,230

Operating Expenses:
Salaries	51,250	51,000
Common Stock – Fees & Services	11,500	-
Stock Based Compensation	-	71,000
Travel and Entertainment	-	103
Professional Fees	25,330	114,531
Payroll Taxes and Employee Benefits	2,492	1,536
Consulting Fees and Commissions	31	6,154
Rent	16,700	18,475
Public Relations and Marketing	4,465	88,790
Product Licensing and Royalties	58,437	14,000
General and Administrative	12,227	38,663
Bad Debts	2,494	-
Depreciation and Amortization	7,302	12,653
Total Operating Expenses	192,227	445,822

Loss Before Other Income and (Expense)	(173,541)	(416,592)

Other Income (Expenses):
Interest and Dividend Income	-	(4,640)
Loss on Conversion of Notes Payable	(101,750)	(2,887,987)
Miscellaneous Income	-	-
Interest Expense	(4,102)	(66,405)
Abandonment of Fixed Assets	-	-
Total Other Income (Expenses)	(105,852)	(2,959,031)

Net Loss	$ (279,393)	$ (3,375,623))

Basic and diluted net loss per common share	$ (0.00)	$ (0.05)

Weighted average common shares outstanding	538,093,074	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

	Quarter Ended	Year Ended
	March 31, 2010 (Unaudited)	December 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(279,394)	$(4,587,700)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Loss Common Stock Issued for Debt Conversion	101,750	3,043,614
Common Stock Issued for Fees and Services	50,932	28,785
Provided by (Used in) Operating Activities:
Depreciation	9,102	28,291
Amortization	-	772
Write off Capitalized Lease Obligation	-	15,148
Write off Patents	-	12,120
Bad Debt	-	10,000
Stock Issued for Notes Payable & Accrued Interest	-	328,580
Vesting of Stock Options	-	189,706
(Increase) Decrease in:
Accounts Receivable	6,040	64,336
Inventories	11,797	916
Increase (Decrease) in:
Customer Deposit	-	(25,000)
Accounts Payable and Accrued Expenses	72,079	463,169
Net Cash Used in Operating Activities	(27,694)	(427,263)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	(244)
Net Cash Used in Investing Activities	-	(244)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	30,044	21,000
Payments on Notes Payable	-	(69,433)
Proceeds from Notes Issued	-	443,884
Net Cash Provided by Financing Activities	30,044	395,451

Net (Decrease) Increase in Cash	2,350	(32,056)

Cash, Beginning	2,102	34,158
Cash, Ending	$4,452	$2,102

Cash Paid During the Year for:

Interest	$4,102	$-

Non-Cash Transactions:

Common Stock Issued for Other Fees and Services	-	38,685
Common Stock Issued for Interest	-	3,585,152
Common Stock Issued for Payment on Loans	-	767,891
Common Stock Issued for Debt Conversion	101,750	-

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

(Unaudited)

Maturities of long term debt are as follows:

	March 31, 2010	December 31, 2009
2009	-	$452,947
2010	$417,559	-
TOTAL	$417,559	$452,947

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $16,620,120 and $16,340,706 at March 31, 2010 and December 31, 2009 respectively.

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

5.  Subsequent Events

The company has evaluated subsequent events from the period March 31, 2010, the date of these financial statements, through May 28, 2010, which represents the date these financial statements are being filed with the Commission.

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

As a company in the early stage of developing a new business—the manufacturing and marketing of designer funerary products such as funeral caskets and urns—our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of March 31, 2010, the Company had approximately $504,429 in other current assets. Management believes that cash and other current assets on hand as of March 31, 2010, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

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

Sales and Cost of Goods Sold

	For three months ended March 31,
	2010	2009
Sales	$51,966	$126,015
Cost of Goods Sold	$33,281	$96,785
Gross Profit	$18,685	$29,230

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

Units Sold

	For three months ended March 31,
	2010	% of total	2009	% of total
Caskets	23	15%	60	27%
Urns	126	83%	160	71%
Medallions	2	1%	5	2%
Vault Covers	-	-	-	-
TOTAL	151	100%	225	100%

The reasons for the decrease in the sales of units of 74 for the three months ended March 31, 2010 from the three months ended March 31, 2009 are less casket sales as distributors continue to sell through initial stocking inventory order.

Operating Expenses

	For three months ended March 31,
	2010	2009
Operating Expenses	$172,698	$394,506
Administrative	$12,227	$38,663
Depreciation & Amortization	$7,302	$12,653
Total Operating Expenses	$192,227	$445,822

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

(1)Edward Shatter is the father of Donna Shatter, the Company’s VP of Operations

The cash resources on March 31, 2010, are not sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Eternal Image, Inc.

(Registrant)

Date: May 28, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: May 28, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: May 28, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

16