Form 10-Q/A
period 2010-03-31
Eternal Image Inc
filed 2010-06-18
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. .2

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

15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

15

ITEM 4.  (Removed and Reserved).

15

ITEM 5.  OTHER INFORMATION.

15

ITEM 6. EXHIBITS.

15

SIGNATURES

16

EXPLANATORY NOTE

Eternal Image, Inc. is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2010, as originally filed with the U. S. Securities and Exchange Commission on May 24, 2010 (the “Original Form 10-Q”), and to similarly amend its previous Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2010, as originally filed with the U. S. Securities and Exchange Commission on May 28, 2010 (the “First Amendment”) as follows:

(1)

Correct the prior period Balance Sheet;

(2)

Correct the current Balance Sheet (Equity section only);

(3)

Correct the prior period Income Statement;

(4)

Correct the Cash Flow Statement in the First Amendment;

(5)

Insert  the Cash Flow Statement which was omitted in the Original Form 10-Q; and

(6)

Correct minor typographical errors in the last table of Footnote 3, and in Footnotes 4 and 5.

This Form 10-Q/A makes only the changes referred to above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q or the First Amendment.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$4,452	$2,102
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	6,976	13,016
Inventories	493,001	513,900
Total Current Assets	504,429	529,018
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	48,185	48,185
Other Assets:
Other Assets, net	-	(3,494)
Total Other Assets	-	(3,494)
Total Assets	$552,612	$573,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,376,919	$1,301,346
Notes Payable, Current Portion	417,559	452,947
Total Current Liabilities and Total Liabilities	1,794,478	1,754,293
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
703,086,359 and 672,386,666 shares
issued and outstanding as of March 31,
2010 and December 31, 2009	703,086	672,387
Discount on Stock	(4,853)	(4,853)
Unvested Stock Options	~~-~~	-
Additional Paid in Capital	19,780,801	19,593,389
Accumulated Deficit	(16,620,099)	(16,340,706)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(1,241,866)	(1,010,584)
Total Liabilities and Stockholders' Equity (Deficit)	$552,612	$573,709

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenue	$51,966	$126,015

Cost of Goods Sold	(33,281)	(96,785)

Gross Profit	$18,685	$29,230

Operating Expenses:
Salaries	51,250	10,650
Common Stock Issued for Fees & Services	11,500	-
Stock Based Compensation	-	69,269
Travel and Entertainment	-	103
Professional Fees	25,330	114,431
Payroll Taxes and Employee Benefits	2,492	1,536
Consulting Fees and Commissions	31	6,154
Rent	16,700	18,474
Public Relations and Marketing	4,465	88,790
Product Licensing and Royalties	58,437	1,500
General and Administrative	12,227	38,663
Bad Debts	2,494	-
Depreciation and Amortization	7,302	12,652
Total Operating Expenses	192,227	362,222

Loss Before Other Income and (Expense)	(173,541)	(332,992)

Other Income (Expenses):
Loss on Conversion of Notes Payable	(101,750)	(2,887,987)
Interest Expense	(4,102)	(71,044)
Total Other Income (Expenses)	(105,852)	(2,959,031)

Net Loss	$(279,393)	$(3,292,023)

Basic and diluted net loss per common share	$ (0.00)	$ (0.05)

Weighted average common shares outstanding	538,093,074	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(279,393)	$(3,292,023)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Loss Common Stock Issued for Debt Conversion	101,750	2,887,987
Stock Options Expense	-	47,269
Common Stock Issued for Executive Compensation	-	69,269
Common Stock Issued for Fees and Services	50,932	13,322
Provided by (Used in) Operating Activities:
Depreciation	9,102	12,653
(Increase) Decrease in:
Accounts Receivable	6,040	3,513
Inventories	11,797	(145,141)
Increase (Decrease) in:
Cash Overdraft	-	(33,672)
Accounts Payable and Accrued Expenses	71,423	218,462
Net Cash Used in Operating Activities	(28,349)	(218,361)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	30,699	230,386
Payments on Notes Payable	-	60,900
Proceeds from Notes Issued	-	(70,142)
Net Cash Provided by Financing Activities	30,699	221,144

Net (Decrease) Increase in Cash	2,350	2,783

Cash, Beginning	2,102	34,158
Cash, Ending	$4,452	$36,941

Cash Paid During the Year for:
Interest	$4,102	$1,936

Non-Cash Transactions:
Common Stock Issued for Executive Compensation	$-	$69,269
Common Stock Issued for Other Fees and Services	-	13,322
Common Stock Issued for Debt Conversion	101,750	2,887,987

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

(Unaudited)

Maturities of long term debt are as follows:

	March 31, 2010	December 31, 2009
2010	$417,559	$452,947
TOTAL	$417,559	$452,947

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $16,620,099 and $16,340,706 at March 31, 2010 and December 31, 2009 respectively.

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

5.  Subsequent Events

The company has evaluated subsequent events from the period March 31, 2010, the date of these financial statements,  which represents the date these financial statements are being filed with the Commission.

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

Sales.   Sales decreased by $74,049 or approximately 59%, from $126,015 in the three months ended March 31, 2009 to $51,966 for the three months ended March 31, 2010. This decrease was due to the following factors:

·	Quarter1 2009 marked the first quarter that Eternal Image had caskets available to sell. There was an influx of orders in Quarter1 2009 as distributors stocked up on casket models

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

As of March 31, 2010, we had $504,429 of current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,376,919 including $231,680 in guaranteed minimum royalty and license payments. In addition, as of March 31, 2010, we had a total notes payable principal balance of $417,559.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

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

Stock-based Compensation – Under current accounting standards, employee stock awards under the company’s compensation plan are expensed based at fair value.

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

Eternal Image, Inc.

(Registrant)

Date: June 18, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: June 18, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: June 18, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

16