Form 10-Q
period 2010-06-30
Eternal Image Inc
filed 2010-08-23
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2010, the number of the Company's shares of par value, $0.001, common stock outstanding was 713,528.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1 - FINANCIAL STATEMENTS

3

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

10

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 4T - CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

16

ITEM 1.  LEGAL PROCEEDINGS.

16

ITEM 1A.  RISK FACTORS.

17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

17

ITEM 4.  (Removed and Reserved).

17

ITEM 5.  OTHER INFORMATION.

17

ITEM 6. EXHIBITS.

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$1,052	$2,102
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	11,940	13,016
Inventories	468,490	513,900
Total Current Assets	481,481	529,018
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	41,112	48,185
Other Assets:
Other Assets, net	-	(3,494)
Total Other Assets	-	(3,494)
Total Assets	$522,594	$573,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,498,588	$1,301,346
Notes Payable, Current Portion	443,065	452,947
Total Current Liabilities and Total Liabilities	1,941,653	1,754,293
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
713,527,877 and 672,386,666 shares
issued and outstanding as of June 30, 2010,
and December 31, 2009	713,528	672,387
Discount on Stock	(4,853)	(4,853)
Additional Paid in Capital	19,797,862	19,593,389
Accumulated Deficit	(16,824,795)	(16,340,706)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(1,419,059)	(1,010,584)
Total Liabilities and Stockholders' Equity (Deficit)	$522,594	$573,709

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$56,611	$84,488

Cost of Goods Sold	(44,053)	(31,915)

Gross Profit	$12,558	$52,573

Operating Expenses:
Salaries	51,272	72,200
Stock Based Compensation	-	47,269
Travel and Entertainment	3,155	1,868
Professional Fees	50,761	50,345
Payroll Taxes and Employee Benefits	4,562	1,749
Consulting Fees and Commissions	9,435	18,515
Rent	10,358	10,933
Public Relations and Marketing	1,913	3,687
Product Licensing and Royalties	44,409	23,500
General and Administrative	16,009	33,943
Depreciation and Amortization	7,302	13,111
Total Operating Expenses	199,176	277,120

Loss Before Other Income and (Expense)	(186,618)	(224,546)

Other Income (Expenses):
Interest Expense	(18,113)	(1,691)
Total Other Income (Expenses)	(18,113)	(1,691)

Net Loss	$(204,731)	$(266,237)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	371,315,127	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Six Months Ending	Six Months Ending
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$108,577	$210,504

Cost of Goods Sold	(77,334)	(128,700)

Gross Profit	$31,243	$81,804

Operating Expenses:
Salaries	102,522	158,625
Common Stock Issued for Fees & Services	11,500	-
Stock Based Compensation	-	116,538
Travel and Entertainment	3,155	1,971
Professional Fees	76,091	164,775
Payroll Taxes and Employee Benefits	7,054	3,285
Consulting Fees and Commissions	9,467	24,669
Rent	27,058	29,407
Public Relations and Marketing	6,378	92,477
Product Licensing and Royalties	102,845	37,500
General and Administrative	28,201	67,831
Bad Debts	2494	-
Depreciation and Amortization	14,603	25,764
Total Operating Expenses	391,368	722,842

Loss Before Other Income and (Expense)	(360,125)	(641,038)

Other Income (Expenses):
Loss on Conversion of Securities	(101,750)	(2,887,987)
Interest Expense	(22,214)	(72,735)
Total Other Income (Expenses)	(123,964)	(2,960,722)

Net Loss	$(484,089)	$(3,601,760)

Basic and diluted net loss per common share	$(0.00)	$(0.05)

Weighted average common shares outstanding	371,315,127	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

		Six Months Ended	Six Months Ended
		June 30, 2010 (Unaudited)	June 31, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net Loss		$(484,089)	$(3,601,760)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Loss Common Stock Issued for Debt Conversion		101,750	2,887,987
Stock Options Expense		-	94,538
Common Stock Issued for Executive Compensation		-	22,000
Common Stock Issued for Fees and Services		18,572	13,322
Provided by (Used in) Operating Activities:
Depreciation		14,603	13,111
(Increase) Decrease in:
Accounts Receivable		1,076	60,196
Inventories		45,411	(132,272)
Increase (Decrease) in:
Cash Overdraft		-	(33,672)
Advance Royalties		-	39,500
Accounts Payable and Accrued Expenses		65,895	395,982
Net Cash Used in Operating Activities		(236,782)	(243,068)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		245,614	228,600
Payments on Notes Payable		(9,882)	(72,482)
Proceeds from Notes Issued		-	59,725
Net Cash Provided by Financing Activities		235,732	215,843

Net (Decrease) Increase in Cash		(1,050)	27,625

Cash, Beginning		2,102	34,158
Cash, Ending		$1,052	$6,533

Cash Paid During the Year for:
Interest		$22,215	$-

Non-Cash Transactions:
Surrender of Certificate of Deposit to pay Loan	$		$35,585
Common Stock Issued for Executive Compensation		-	22,000
Common Stock Issued for Other Fees and Services		-	-
Common Stock Issued for Debt Conversion		101,750	2,887,987

The accompanying footnotes are an integral part of the financial statements

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2010

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

The operating results for the three-month period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2009.

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2010

(Unaudited)

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of June 30, 2010, the Company has both negative working capital and a stockholders' deficiency. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Long Term Debt

Long term debt consists of the following:

	June 30, 2010	December 31, 2009
8.25% unsecured note payable to Woodrow Browne, in three installments of $25,000. Final payment was due October, 2007. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
5% unsecured note payable to Donna Shatter, shareholder and officer of Eternal Image, Inc., in monthly installments of $959, including interest. Note has been extended through December 31, 2010.	15,758	9,156
Non-Interest bearing note payable to Nick Popravsky, shareholder and officer of Eternal Image, Inc., due on demand.	4,100	1,583
Credit Card Interest rate bearing note payable to James Parliament, a shareholder and former officer of Eternal Image, Inc., due on demand.	46,696	46,696
10% unsecured note payable to Dorenda Boggs, a shareholder of Eternal Image, Inc, payable in full September, 2008. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	10,000	10,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	27,000	27,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	200,000	200,000
Non-interest bearing note payable to Frank Colapinto. Note has been extended through December 31, 2010.	12,012	12,012
12% unsecured note payable to HighWater Capital. Note was converted to common stock on March 15, 2010.	-	37,000
8% unsecured note payable to Ralph Mizrahi. Note was converted to common stock on March 17, 2010.	-	6,000
10% unsecured note payable to Edward Shatter, a shareholder of Eternal Image payable in full January 2009. The creditor has agreed to an extension of this debit until December 31, 2010.	2,500	2,500
10% unsecured note payable to Devon Block, a shareholder of Eternal Image payable in full (DATE).	25,000	-
Non-interest bearing note payable to Nicholas Popravsky, Jr.. Note was converted to common stock on March 18, 2010	-	1,000
Long Term Debt	$ 443,066	$ 452,947

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2010

(Unaudited)

Maturities of long term debt are as follows:

	June 30, 2010	December 31, 2009
2010	$443,066	$452,947
TOTAL	$443,066	$452,947

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $16,620,099 and $16,340,706 at June 30 2010 and December 31, 2009 respectively.

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

5.  Subsequent Events

The company has evaluated subsequent events from the period June 30, 2010, the date of these financial statements, to the date these are being filed with the Commission.

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

In June, 2010, we established a new division known as the New World Gift Company. It’s plan is to produce (through third party manufacturers/suppliers) and market retail candles, liturgical candles, registry books, and memorial prayer cards to funeral homes. As of June 30, 2010, we had gross revenues from this division of $0.00 and a net profit (loss) of ($3,771).

Overall, we have a twofold marketing strategy.  Our primary targets are funeral homes, directors, distributors and funeral home conglomerates to which we sell our products.  We reach these targets through the use of independent sales representatives. Our second target is the American public, who we attempt to expose to our products through channel appropriate advertising such as in “Catholic Digest”, “Baseball Digest”, “Dog Fancy Magazine” and public relations positioning efforts.

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

On February 19, 2010, we entered into a five year sublicensing agreement which grants the Company a sublicense to design, manufacture, and distribute Vatican Observatory collection funerary products. See our Current Report on Form 8-K filed on February 22, 2010.

In June, 2010 we announced the establishment of our new division called New World Gift Company as mentioned above.  New World will handle the manufacturing and sales of gift-related funeral items such as candles, prayer cards, and registry books.

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarters ending March 31, 2010 and June 30, 2010, we received an additional $82,027 and $17,163, respectively, in gross proceeds from the sale of our common stock for a total of $99,190for the six months ended June 30, 2010.  Similarly, for the quarters ending March 31, 2010 and June 30, 2010, we received an additional $0.00 and $0.00, respectively, in gross loan proceeds for a total of $0.00 for the six months ended June 30, 2010.

As a company in the early stage of developing a new business—the manufacturing and marketing of designer funerary products such as funeral caskets and urns—our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of June 30, 2010, the Company had approximately $474,409 in other current assets. Management believes that cash and other current assets on hand as of June 30, 2010, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the quarter ending June 30, 2010, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Reports (Form 10-K) for the years ended December 31, 2008 and 2009. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations – Eternal Image, Inc

Since the New World Gift Company was only established in June of 2010, the following comparative period information does not include information about the new division. As of June 30, 2010, there have been no sales, no revenues, and total operating and administrative expenses of $3,771 (net loss).

The following summarizes changes in our operations for the three-months ended June 30, 2010 and 2009.

Sales and Cost of Goods Sold

	For three months ended June 30,
	2010	2009
Sales	$56,611	$84,488
Cost of Goods Sold	$44,053	$31,915
Gross Profit	$12,558	$52,573

Sales.   Sales decreased by $27,877 or approximately 67%, from $84,488 in the three months ended June 30, 2009 to $56,611 for the three months ended June 30 2010. This decrease was due to the following factors:

·	Resources were reallocated to gearing up for new product launches in Quarter Three, and less was spent on marketing and selling to our core customers

Cost of Goods Sold.  Cost of goods sold increased by $12,138 or approximately 38%, from approximately $31,915 in the three months ended June 30, 2009 to $44,053 for the three months ended June 30, 2010. This increase was directly related to a batch of urns that was returned damaged from a particular customer.

Gross Profit.  Gross profit was $12,558, or approximately 22% of our sales for the three months ended June 30, 2010, compared to gross profit of $52,573 or 62% for the three months ended June 30, 2009.

Units Sold

	For three months ended June 30,
	2010	% of total	2009	% of total
Caskets	26	14%	18	15%
Urns	137	76%	86	73%
Medallions	8	4%	7	5%
Vault Covers	10	5%	0	0%
TOTAL	181	100%	117	100%

The reasons for this 64-unit increase in sales for the three months ended June 30, 2010 from the three months ended June 30, 2009 is increased distribution through market awareness with the general public; and from the posting of vault cover sales for the first time.

Operating Expenses

	For three months ended June 30,
	2010	2009
Operating Expenses	$175,865	$230,066
Administrative	$16,009	$33,943
Depreciation & Amortization	$7,302	$13,111
Total Operating Expenses	$199,176	$277,120

Operating Expenses . Operating expenses decreased by $54,201or approximately 24%, from $230,066 in the three months ended June 30, 2009 to $175,865 for the three months ended June 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $17,934, or approximately 53% from $33,943 in the three months ended June 30, 2009 to $16,009 for the three months ended June 30, 2010. The principal reason for the decrease was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) increased $16,422 or 971% to $(18,113) in the three months ended June 30, 2010 from ($1,691) in three months ended June 30, 2009.  This increase is primarily due to the fact that the Company started paying interest on guaranteed royalties due.

Net Loss.  Net Loss decreased $61,506 or 23% to ($204,731) in the three months ended June 30, 2010 from ($266,237) in the three months ended June 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

The following summarizes changes in our operations for the six-months ended June 30, 2010 and 2009.

Sales and Cost of Goods Sold

	For six months ended June 30,
	2010	2009
Sales	$108,577	$210,504
Cost of Goods Sold	$77,334	$128,700
Gross Profit	$31,243	$81,804

Sales.   Sales decreased by $101,927 or approximately 48%, from $210,504 in the six months ended June 30, 2009 to $108,577 for the six months ended June 30, 2010. This decrease was due to the following factors:

·	Quarter1 2009 marked the first quarter that Eternal Image had caskets available to sell. There was an influx of orders in Quarter1 2009 as distributors stocked up on casket models

Cost of Goods Sold.  Cost of goods sold decreased by $51,366 or approximately 40%, from approximately $128,700 in the six months ended June 30, 2009 to $77,334 for the six months ended June 30, 2010. This decrease was directly related to lower sales volume and the sale of items already paid for that are in inventory.

Gross Profit.  Gross profit was $31,243, or approximately 29% of our sales for the six months ended June 30, 2010, compared to gross profit of $81,804 or 39% for the three months ended June 30, 2009.

Units Sold

	For six months ended June 30,
	2010	% of total	2009	% of total
Caskets	49	15%	78	23%
Urns	263	79%	246	73%
Medallions	10	3%	12	3%
Vault Covers	10	3%	0	0%
TOTAL	332	100%	336	100%

The reason for the 4-unit decrease in the sales for the three months ended June 30, 2010 from the three months ended June 30, 2009 is a slight decrease in total caskets sold, as many distributors were still selling through current inventory and not placing new orders.  However, note that unit sales did increase for urns; and we have posted sales for vault covers for the first time.

Operating Expenses

	For six months ended June 30,
	2010	2009
Operating Expenses	$348,564	$629,247
Administrative	$28,201	$67,831
Depreciation & Amortization	$14,603	$25,764
Total Operating Expenses	$391,368	$722,842

Operating Expenses . Operating expenses decreased by $280,683 or approximately 45%, from $629,247 in the six months ended June 30, 2009 to $348,564 for the six months ended June 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $39,630, or approximately 42%, from $67,831 in the six months ended June 30, 2009 to $28,201 for the six months ended June 30, 2010. The principal reason for the increase was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) decreased $2,836,758 or 95% to $(123,964) in the six months ended June 30, 2010 from ($2,960,722) in six months ended June 30, 2009.  This decrease is primarily due to the fact that the Company did not convert as much debt into equity as the previous reporting period.

Net Loss.  Net Loss decreased $3,117,671 or 87% to ($484,089) in the six months ended June 30, 2010 from ($3,601,760) in the six months ended June 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

Liquidity and Capital Resources

Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarter ending June 30, 2010, we received an additional $17,163 in gross proceeds from the sale of our common stock.

As of June 30, 2010, we had $481,481 of current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,598,589 including $234,274 in guaranteed minimum royalty and license payments. In addition, as of June 30, 2010, we had a total notes payable principal balance of $443,066.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

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

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	4,100
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
Emerald Asset Advisors	12/01/09	12/15/09	200,000
Emerald Asset Advisors	11/13/09	12/13/09	27,000
Frank Colapinto	12/01/09	12/1/10	12,012
D. Boggs	6/9/2008	3/31/2009	50,000
E. Shatter (1)	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	15,758
J. Parliament	9/13/2008	12/31/2009	46,696
Devon Block	4/12/2010	7/12/2010	$25,000
Total			$443,066

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

(1)Edward Shatter is the father of Donna Shatter, the Company’s VP of Operations

The cash resources on June 30, 2010, are not sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2009 and June 30, 2010, our disclosure controls and procedures were not effective.  The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended June 30, 2010, the Company issued the following unregistered securities:

Name	Amount of Principal & Interest on Conversion	Number of Shares
Michael Arsenault for a stock purchase	$2,500.00	818,330
Highwater Capital for fees related to a loan	$15,000.00	6,000,000
Paul Alter for a stock purchase	$10,000	3,623,188

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

Eternal Image, Inc.

(Registrant)

Date: August 23, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: August 23, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: August 23, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

18