Form 10-Q
period 2010-09-30
Eternal Image Inc
filed 2010-11-22
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2010, the number of the Company's shares of par value, $0.001, common stock outstanding was 714,604,135.

EXPLANATORY NOTE:

THE FINANCIAL STATEMENTS INCLUDED HEREIN HAVE NOT BEEN AUDITED NOR REVIEWED BY AN INDEPENDENT ACCOUNTING FIRM.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 - FINANCIAL STATEMENTS

4

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4T - CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

19

ITEM 1.  LEGAL PROCEEDINGS.

19

ITEM 1A.  RISK FACTORS.

19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

19

ITEM 4.  (Removed and Reserved).

19

ITEM 5.  OTHER INFORMATION.

19

ITEM 6. EXHIBITS.

19

SIGNATURES

20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$906	$2,102
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	39,678	13,016
Inventories	450,546	513,900
Total Current Assets	491,130	529,018
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	29,858	48,185
Other Assets:
Other Assets, net	-	(3,494)
Total Other Assets	-	(3,494)
Total Assets	$520,988	$573,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,643,325	$1,301,346
Notes Payable, Current Portion	457,110	452,947
Total Current Liabilities and Total Liabilities	2,100,435	1,754,293
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of December 31, 2009
and 2008 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
714,604,135 and 672,386,666 shares
issued and outstanding as of September 30, 2010,
and December 31, 2009	715,673	672,387
Discount on Stock	(4,853)	(4,853)
Additional Paid in Capital	19,800,464	19,593,389
Accumulated Deficit	(16,989,931)	(16,340,706)
Accumulated Deficit During Development Stage	(5,150,801)	(5,150,801)
Total Stockholders' Equity (Deficit)	(1,579,448)	(1,010,584)
Total Liabilities and Stockholders' Equity (Deficit)	$520,988	$573,709

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$89,346	$73,929

Cost of Goods Sold	(56,839)	(58,331)

Gross Profit	$32,507	$15,598

Operating Expenses:
Salaries	51,250	(27,435)
Stock Based Compensation	-	47,269
Travel and Entertainment	-	-
Professional Fees	28,696	344,268
Payroll Taxes and Employee Benefits	575	2,971
Consulting Fees and Commissions	6,090	-
Rent	13,767	10,193
Public Relations and Marketing	3,293	(496)
Product Licensing and Royalties	63,641	7,500
General and Administrative	19,194	60,506
Depreciation and Amortization	7,302	12,653
Total Operating Expenses	193,806	457,430

Loss Before Other Income and (Expense)	(161,299)	(441,832)

Other Income (Expenses):
Bad Debt Expense	(399)	(10,000)
Interest Expense	(8,779)	909
Total Other Income (Expenses)	(9,178)	(9,091)

Net Loss	$(170,477)	$(450,922)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding	192,459,469	68,181,826

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Nine Months Ending	Nine Months Ending
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$197,923	$284,432

Cost of Goods Sold	(133,682)	(187,031)

Gross Profit	$64,241	$97,402

Operating Expenses:
Salaries	153,772	115,765
Common Stock Issued for Fees & Services	13,600	257,729
Stock Based Compensation	-	163,807
Travel and Entertainment	3,155	1,971
Professional Fees	102,687	251,415
Payroll Taxes and Employee Benefits	7,628	6,256
Consulting Fees and Commissions	15,557	24,669
Rent	40,825	39,600
Public Relations and Marketing	9,671	91,981
Product Licensing and Royalties	166,486	45,000
General and Administrative	47,395	142,420
Bad Debts	2,893	10,000
Depreciation and Amortization	21,905	38,417
Total Operating Expenses	585,574	1,189,029

Loss Before Other Income and (Expense)	(521,333)	(1,091,628)

Other Income (Expenses):
Loss on Conversion of Securities	-	(2,878,614)
Interest Expense	(132,743)	(81,199)
Total Other Income (Expenses)	(132,743)	(2,969,813)

Net Loss	$(654,076)	$(4,051,441)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average common shares outstanding	192,459,469	85,278,211

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

		Nine Months Ended	Nine Months Ended
		September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net Loss		$(654,076)	$(4,051,441)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Loss Common Stock Issued for Debt Conversion		-	2,878,614
Stock Options Expense		-	141,808
Common Stock Issued for Executive Compensation		-	22,000
Common Stock Issued for Fees and Services		-	344,402
Provided by (Used in) Operating Activities:
Depreciation		21,905	38,417
(Increase) Decrease in:
Accounts Receivable		171,261	53,223
Inventories		63,354	45,375
Customer Deposits			11,770
Cash Overdraft		-	(33,672)
Advance Royalties		-	(21,500)
Accounts Payable and Accrued Expenses		120,887	346,826
Net Cash Used in Operating Activities		(276,669)	(247,718)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		250,361	228,600
Proceeds from Loan Payable		11,000	-
Payments on Notes Payable		-	(124,681)
Proceeds from Notes Issued		4,163	110,625
Net Cash Provided by Financing Activities		265,524	214,544

Net (Decrease) Increase in Cash		(1,196)	(33,174)

Cash, Beginning		2,102	34,158
Cash, Ending		$906	$984

Cash Paid During the Year for:
Interest		$132,743	$1,936

Non-Cash Transactions:
Retirement of Preferred Stock	$		$170,000
Surrender of Certificate of Deposit to pay Loan			35,585
Common Stock Issued for Executive Compensation		-	22,000
Common Stock Issued for Other Fees and Services		3,000	344,402
Common Stock Issued for Debt Conversion		-	2,878,614

The accompanying footnotes are an integral part of the financial statements

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED September 30, 2010

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

The operating results for the three-month period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2009.

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

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED September 30, 2010

(Unaudited)

2.  Going Concern

The Company has suffered losses from operations that may raise doubt about the Company's ability to continue as a going concern. As of September 30, 2010, the Company has both negative working capital and a stockholders' deficiency .. The Company may raise capital through the sale of its equity securities, through debt securities, or through borrowings from financial institutions.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There can be no assurance that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Long Term Debt

Long term debt consists of the following:

	September 30, 2010	December 31, 2009
8.25% unsecured note payable to Woodrow Browne, in three installments of $25,000. Final payment was due October, 2007. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
5% unsecured note payable to Donna Shatter, shareholder and officer of Eternal Image, Inc., in monthly installments of $959, including interest. Note has been extended through December 31, 2010.	20,178	9,156
Non-Interest bearing note payable to Nick Popravsky, shareholder and officer of Eternal Image, Inc., due on demand.	3,725	1,583
Credit Card Interest rate bearing note payable to James Parliament, a shareholder and former officer of Eternal Image, Inc., due on demand.	46,696	46,696
10% unsecured note payable to Dorenda Boggs, a shareholder of Eternal Image, Inc, payable in full September, 2008. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	10,000	10,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	27,000	27,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	200,000	200,000
Non-interest bearing note payable to Frank Colapinto. Note has been extended through December 31, 2010.	12,012	12,012
12% unsecured note payable to HighWater Capital. Note was converted to common stock on March 15, 2010.	-	37,000
8% unsecured note payable to Ralph Mizrahi. Note was converted to common stock on March 17, 2010.	-	6,000
10% unsecured note payable to Edward Shatter, a shareholder of Eternal Image payable in full January 2009. The creditor has agreed to an extension of this debit until December 31, 2010.	2,500	2,500
10% unsecured note payable to Devon Block, a shareholder of Eternal Image payable in full 7/12/2010.	25,000	-
0% unsecured note payable to Deb Popravsky, a shareholder of Eternal Image payable in full 12/31/2010.	7,000	-
8% unsecured note payable to Michael Arsenault a shareholder of Eternal Image payable in full 8/25/2010.	3,000	-
Non-interest bearing note payable to Nicholas Popravsky, Jr.. Note was converted to common stock on March 18, 2010	-	1,000
Long Term Debt	$ 457,111	$ 452,947

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED September 30, 2010

(Unaudited)

Maturities of long term debt are as follows:

	September 30, 2010	December 31, 2009
2010	$457,111	$452,947
TOTAL	$457,111	$452,947

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of approximately $16,989,931 and $16,340,706 at September 30, 2010 and December 31, 2009 respectively.

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

5.  Subsequent Events

The company has evaluated subsequent events from the period September 30, 2010, the date of these financial statements, to the date these are being filed with the Commission.

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

In June, 2010, we established a new division known as the New World Gift Company. It’s plan is to produce (through third party manufacturers/suppliers) and market retail candles, liturgical candles, registry books, and memorial prayer cards to funeral homes. As of September 30, 2010, we had gross revenues from this division of $0.00 and a net profit (loss) of ($3,771).

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

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarters ending March 31, 2010, June 30, 2010, and September 30, 2010 we received an additional $82,027, $17,163, and $3,000, respectively, in gross proceeds from the sale of our common stock for a total of $102,190 for the nine months ended September 30, 2010.  Similarly, for the quarters ending March 31, 2010, June 30, 2010, and September 30, 2010, we received an additional $0.00, $0.00, and $11.000, respectively, in gross loan proceeds for a total of $11,000 for the nine months ended September 30, 2010.

As a company in the early stage of developing a new business—the manufacturing and marketing of designer funerary products such as funeral caskets and urns—our primary efforts have been devoted to developing our new business and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since the time of our reverse merger in February 2006 and expect these conditions to continue for the foreseeable future.  As of September 30, 2010, the Company had approximately $491,130 in other current assets. Management believes that cash and other current assets on hand as of September 30, 2010, are not sufficient to fund operations for the next 12 months and will likely be sufficient for only three months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain raise funds through the private sale of our securities and (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of $1,500,000 to satisfy our cash requirements over the next 12 months. Since we did not obtain sufficient funding or revenues during the quarter ending September 30, 2010, our minimum of $1,500,000 in anticipated cash requirements for the next 12 months remains virtually the same as the estimate contained in our Annual Reports (Form 10-K) for the years ended December 31, 2008 and 2009. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, if there is a shortfall of funds, we will have to seek alternate sources of capital, including private placements, a public offering, and/or loans from officers and/or third party lenders.  We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us on a timely basis or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company. If the funds become available, we intend to apply, over the next 12 months as follows:

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

Results of Operations – Eternal Image, Inc

Since the New World Gift Company was only established in June of 2010, the following comparative period information does not include information about the new division. As of September 30, 2010, there have been no sales, no revenues, and total operating and administrative expenses of $3,771 (net loss).

The following summarizes changes in our operations for the three-months ended September 30, 2010 and 2009.

Sales and Cost of Goods Sold

	For three months ended September 30,
	2010	2009
Sales	$89,346	$73,929
Cost of Goods Sold	$56,839	$58,331
Gross Profit	$32,507	$15,598

Sales.   Sales increased by $15,417 or approximately 17%, from $73,929 in the three months ended September 30, 2009 to $89,346 for the three months ended September 30, 2010. This decrease was due to the following factors:

·	Increased distribution of urns New product availability

Cost of Goods Sold.  Cost of goods sold decreased by $1,492 or approximately 2.6%, from approximately $59,331 in the three months ended September 30, 2009 to $56,839 for the three months ended September 30, 2010.

Gross Profit.  Gross profit was $32,507, or approximately 36% of our sales for the three months ended September 30, 2010, compared to gross profit of $52,573 or 62% for the three months ended September 30, 2009.

Units Sold

	For three months ended September 30,
	2010	% of total	2009	% of total
Caskets	34	15%	31	15%
Urns	167	75%	74	73%
Medallions	1	1%	27	5%
Vault Covers	21	9%	0	0%
TOTAL	223	100%	132	100%

The reasons for this 91-unit increase in sales for the three months ended September 30, 2010 from the three months ended September 30, 2009 is increased distribution through market awareness with the general public; and from the posting of vault cover sales for the first time.

Operating Expenses

	For three months ended September 30,
	2010	2009
Operating Expenses	$167,709	$267,729
Administrative	$19,194	$60,506
Depreciation & Amortization	$7,302	$12,653
Total Operating Expenses	$194,205	$467,430

Operating Expenses . Operating expenses decreased by $100,020 or approximately 60%, from $267,729 in the three months ended September 30, 2009 to $167,709 for the three months ended September 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $41,312, or approximately 215% from $60,506 in the three months ended September 30, 2009 to $19,194 for the three months ended September 30, 2010. The principal reason for the decrease was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) increased $9,668 or 1,065% to $(8,779) in the three months ended Septmeber 30, 2010 from $909 in three months ended September 30, 2009.  This increase is primarily due to the fact that the Company started paying interest on guaranteed royalties due.

Net Loss.  Net Loss decreased $280,232 or 62% to ($170,477) in the three months ended September 30, 2010 from ($450,709) in the three months ended September 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

The following summarizes changes in our operations for the nine-months ended September 30, 2010 and 2009.

Sales and Cost of Goods Sold

	For nine months ended September 30,
	2010	2009
Sales	$197,923	$284,432
Cost of Goods Sold	$133,682	$187,031
Gross Profit	$64,241	$97,401

Sales.   Sales decreased by $86,509 or approximately 44%, from $284,432 in the nine months ended September 30, 2009 to $197,923 for the nine months ended September 30, 2010. This decrease was due to the following factors:

·	Quarter1 2009 marked the first quarter that Eternal Image had caskets available to sell. There was an influx of orders in Quarter1 2009 as distributors stocked up on casket models

Cost of Goods Sold.  Cost of goods sold decreased by $53,349 or approximately 40%, from approximately $187,031 in the nine months ended September 30, 2009 to $133,682 for the nine months ended September 30, 2010. This decrease was directly related to lower sales volume and the sale of items already paid for that are in inventory.

Gross Profit.  Gross profit was $64,241, or approximately 32% of our sales for the nine months ended September 30, 2010, compared to gross profit of $81,804 or 34% for the nine months ended September 30, 2009.

Units Sold

	For nine months ended September 30,
	2010	% of total	2009	% of total
Caskets	83	15%	109	23%
Urns	430	79%	320	73%
Medallions	11	3%	39	3%
Vault Covers	31	3%	0	0%
TOTAL	555	100%	468	100%

The reasons for this 87-unit increase in sales for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 is increased distribution through market awareness with the general public; and from the posting of vault cover sales for the first time.

Operating Expenses

	For nine months ended September 30,
	2010	2009
Operating Expenses	$516,274	$1,008,192
Administrative	$47,395	$142,420
Depreciation & Amortization	$21,905	$38,417
Total Operating Expenses	$585,574	$1,189,029

Operating Expenses . Operating expenses decreased by $491,918 or approximately 95%, from $1,008,192 in the nine months ended September 30, 2009 to $516,274 for the nine months ended September 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $95,025, or approximately 200%, from $142,420 in the nine months ended September 30, 2009 to $47,395 for the nine months ended September 30, 2010. The principal reason for the increase was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) decreased $2,827,070 or 96% to $(132,743) in the nine months ended September 30, 2010 from ($2,959,813) in nine months ended September 30, 2009.  This decrease is primarily due to the fact that the Company did not convert as much debt into equity as the previous reporting period.

Net Loss.  Net Loss decreased $3,397,151 or 84% to ($654,076) in the nine months ended September 30, 2010 from ($4,051,227) in the nine months ended September 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

Liquidity and Capital Resources

Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarter ending September 30, 2010, we received an additional $3,000  in gross proceeds from the sale of our common stock.

As of September 30, 2010, we had $491,130 of current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,643,325 including $352,220 in guaranteed minimum royalty and license payments. In addition, as of September 30, 2010, we had a total notes payable principal balance of $457,111.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

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

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	4,100
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
Emerald Asset Advisors	12/01/09	12/15/09	200,000
Emerald Asset Advisors	11/13/09	12/13/09	27,000
Frank Colapinto	12/01/09	12/1/10	12,012
D. Boggs	6/9/2008	3/31/2009	50,000
E. Shatter (1)	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	15,758
J. Parliament	9/13/2008	12/31/2009	46,696
Deb Popravsky	7/2/2010	12/31/2010	7,000
Michael Arsenault	8/5/2010	12/31/2010	3,000
Devon Block	4/12/2010	7/12/2010	$25,000
Total			$457,111

**$50,000 is the remaining principal balance of this note.  The original note amount was $75,000.  However, the Company made a payment toward the principal balance ($25,000) on August 24, 2007.

(1)Edward Shatter is the father of Donna Shatter, the Company’s VP of Operations

The cash resources on September 30, 2010, are not sufficient to meet anticipated working capital requirements for at least the next three months.  We intend to seek additional funding (debt or equity) for pursuing our business plan, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

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

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2009 and September 30, 2010, our disclosure controls and procedures were not effective.  The aforementioned material weaknesses were first identified on or about April 13, 2009, by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2010, the Company issued the following unregistered securities:

Name	Amount of Principal & Interest on Conversion	Number of Shares
Michael Aresenault	$3,000 Prom. Note	300,000
Thomas Boccieri	$7,500 Legal Services	749,999

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

Eternal Image, Inc.

(Registrant)

Date: November 22, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: November 22, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: November 22, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

20