Form 10-Q/A
period 2010-09-30
Eternal Image Inc
filed 2011-01-05
CIK 868756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE:

The Financial Statements included in the original Form 10-Q for the quarterly period ended September 30, 2010 had not been audited nor reviewed by an independent accounting firm. This Form 10-Q/A for the same period is being filed because the financial statements included herein have now been reviewed by an independent accounting firm. As a result of said review, there are immaterial changes (corrections) in said financial statements in the following sections: Balance Sheets as of September 30, 2010 and December 31, 2009 - elimination of line item "Accumulated Deficit During Development Stage" and including those respective amounts in line item "Accumulated Deficit"; Statements of Operations for the three and nine month periods ending September 30, 2010 (weighted average of common shares); Statement of Cash Flows for the nine month period ending September 30, 2010 (accounts payable); and Footnotes 3 (long term debt) and 4 (Risks and Uncertainties).

In addition and as a result of said review and changes, changes have been made in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation. These changes under “Results of Operations” include a detailed update in the narrative explanation for the increase in sales for the nine and three month periods ending September 30, 2010, and corresponding to the changes in the financial statements corrections to Plan of Operations, Operating Expenses, Administrative Expenses, Net Loss, Other Income and Liquidity and Capital Resources.

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

19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

19

ITEM 4.  (Removed and Reserved).

19

ITEM 5.  OTHER INFORMATION.

19

ITEM 6. EXHIBITS.

19

SIGNATURES

20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$906	$2,102
Accounts Receivable, net of allowance of
$20,000 and $10,000 respectively	39,678	13,016
Inventories	450,547	513,900
Total Current Assets	491,130	529,018
Fixed Assets:
Furniture, Office Equipment, Molds, Tooling and
and Dies, and Design Fees, net	29,858	48,185
Other Assets:
Other Assets, net	-	(3,494)
Total Other Assets	-	(3,494)
Total Assets	$520,988	$573,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,599,477	$1,301,346
Notes Payable, Current Portion	457,110	452,947
Total Current Liabilities and Total Liabilities	2,056,587	1,754,293
Stockholders' Equity (Deficit)
Preferred Stock - $.001 par value:
50,000,000 and 220,000,000 shares authorized,
issued and outstanding as of September 30, 2010
and December 31, 2009 respectively.	50,000	50,000
Common Stock - $.001 par value:
750,000,000 shares authorized
714,604,135 and 672,386,666 shares
issued and outstanding as of September 30, 2010,
and December 31, 2009	714,604	672,387
Discount on Stock	-	(4,853)
Additional Paid in Capital	19,800,464	19,593,389
Accumulated Deficit	(22,100,667)	(21,491,507)
Total Stockholders' Equity (Deficit)	(1,535,600)	(1,010,584)
Total Liabilities and Stockholders' Equity (Deficit)	$520,988	$573,709

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$89,346	$73,929

Cost of Goods Sold	(56,839)	(58,331)

Gross Profit	$32,507	$15,598

Operating Expenses:
Salaries	51,250	(27,435)
Stock Based Compensation	-	47,269
Common Stock issued for fees & services	2,100	257,729
Professional Fees	27,596	86,540
Payroll Taxes and Employee Benefits	574	2,971
Consulting Fees and Commissions	6,090	-
Rent	13,767	10,193
Public Relations and Marketing	3,293	(496)
Product Licensing and Royalties	18,794	7,500
General and Administrative	18,125	60,506
Bad Debt Expense	399	10,000
Depreciation and Amortization	7,302	12,653
Total Operating Expenses	149,290	467,430

Loss Before Other Income and (Expense)	(116,783)	(451,832)

Other Income (Expenses):
Interest Expense	(8,779)	909
Total Other Income (Expenses)	(8,779)	909

Net Loss	$(125,562)	$(450,922)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding	713,724,651	618,760,928

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Nine Months Ending	Nine Months Ending
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Revenue	$197,923	$284,432

Cost of Goods Sold	(133,682)	(187,031)

Gross Profit	$64,241	$97,401

Operating Expenses:
Salaries	153,772	115,765
Common Stock Issued for Fees & Services	13,600	257,729
Stock Based Compensation	-	163,807
Travel and Entertainment	3,155	1,971
Professional Fees	103,687	251,415
Payroll Taxes and Employee Benefits	7,628	6,256
Consulting Fees and Commissions	15,557	24,669
Rent	40,825	39,600
Public Relations and Marketing	9,671	91,981
Product Licensing and Royalties	121,639	45,000
General and Administrative	46,326	142,420
Bad Debts	2,893	10,000
Depreciation and Amortization	21,905	38,417
Total Operating Expenses	540,658	1,189,029

Loss Before Other Income and (Expense)	(476,417)	(1,091,628)

Other Income (Expenses):
Loss on Conversion of Notes Payable	-	(2,878,614)
Interest Expense	(132,743)	(81,199)
Total Other Income (Expenses)	(132,743)	(2,969,813)

Net Loss	$(609,160)	$(4,051,441)

Basic and diluted net loss per common share	$(0.00)	$(0.05)

Weighted average common shares outstanding	700,636,833	591,794,297

See accompanying notes to these interim financial statements.

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION) STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(609,160)	$(4,051,441)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Loss Common Stock Issued for Debt Conversion	101,750	2,878,614
Stock Options Expense	-	141,808
Common Stock Issued for Executive Compensation	-	22,000
Common Stock Issued for Fees and Services	13,600	344,402
Provided by (Used in) Operating Activities:
Depreciation	21,905	38,417
(Increase) Decrease in:
Accounts Receivable	(26,662)	53,223
Inventories	59,775	45,375
Other Assets	-	13,230
Cash Overdraft	-	(25,000)
Advance Royalties	-	(21,500)
Accounts Payable and Accrued Expenses	322,957	346,826
Net Cash Used in Operating Activities	(115,835)	(214,046)

Cash Flows from Financing Activities:
Cash Overdraft	-	(33,672)
Proceeds from Loan Payable	26,432	-
Payments on Notes Payable	(22,195)	(124,681)
Proceeds from Notes Issued	110,402	110,625
Net Cash Provided by Financing Activities	114,639	180,872

Net (Decrease) Increase in Cash	(1,196)	(33,174)

Cash, Beginning	2,102	34,158
Cash, Ending	$906	$984

Cash Paid During the Year for:
Interest	$-	$1,936

Non-Cash Transactions:
Retirement of Preferred Stock	$-	$170,000
Surrender of Certificate of Deposit to pay Loan	-	35,585
Common Stock Issued for Executive Compensation	-	22,000
Common Stock Issued for Other Fees and Services	13,600	344,402
Common Stock Issued for Debt Conversion	101,750	2,878,614

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

3.  Long Term Debt

Long term debt consists of the following:

	September 30, 2010	December 31, 2009
8.25% unsecured note payable to Woodrow Browne, in three installments of $25,000. Final payment was due October, 2007. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
5% unsecured note payable to Donna Shatter, shareholder and officer of Eternal Image, Inc., in monthly installments of $959, including interest. Note has been extended through December 31, 2010.	20,178	9,156
Non-Interest bearing note payable to Nick Popravsky, shareholder and officer of Eternal Image, Inc., due on demand.	3,723	1,583
Credit Card Interest rate bearing note payable to James Parliament, a shareholder and former officer of Eternal Image, Inc., due on demand.	46,696	46,696
10% unsecured note payable to Dorenda Boggs, a shareholder of Eternal Image, Inc, payable in full September, 2008. Note has been extended through December 31, 2010. No periodic payments are required.	50,000	50,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	10,000	10,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	27,000	27,000
8% unsecured note payable to Emerald Asset Advisors. Note has been extended through December 31, 2010.	200,000	200,000
Non-interest bearing note payable to Frank Colapinto. Note has been extended through December 31, 2010.	12,012	12,012
12% unsecured note payable to HighWater Capital. Note was converted to common stock on March 15, 2010.	-	37,000
8% unsecured note payable to Ralph Mizrahi. Note was converted to common stock on March 17, 2010.	-	6,000
10% unsecured note payable to Edward Shatter, a shareholder of Eternal Image payable in full January 2009. The creditor has agreed to an extension of this debit until December 31, 2010.	2,500	2,500
10% unsecured note payable to Devon Block, a shareholder of Eternal Image payable in full 7/12/2010.	25,000	-
0% unsecured note payable to Deb Popravsky, a shareholder of Eternal Image payable in full 12/31/2010.	7,000	-
8% unsecured note payable to Michael Arsenault a shareholder of Eternal Image payable in full 8/25/2010.	3,000	-
Non-interest bearing note payable to Nicholas Popravsky, Jr.. Note was converted to common stock on March 18, 2010	-	1,000
Long Term Debt	$ 457,110	$ 452,947

ETERNAL IMAGE, INC. (A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDED September 30, 2010

(Unaudited)

Maturities of long term debt are as follows:

	September 30, 2010	December 31, 2009
2010	$457,110	$452,947
TOTAL	$457,110	$452,947

The Company has no financial or non-financial covenants or agreements on any of its debt instruments.

4.  Risks and Uncertainties

The Company is subject to risk and uncertainty common to start-up companies including, but not limited to, successful development, promotion, and sale of products, protection of proprietary technology, and expansion of market coverage.

As reflected in the accompanying financial statements, the Company has incurred significant losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuance. As a result the Company had accumulated deficits of $16,949,866 and $16,340,706 at September 30, 2010 and December 31, 2009 respectively.

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

In June, 2010, we established a new division known as the New World Gift Company. It’s plan is to produce (through third party manufacturers/suppliers) and market retail candles, liturgical candles, registry books, and memorial prayer cards to funeral homes. As of September 30, 2010, we had gross revenues from this division of $0 and a net profit (loss) of ($3,771).

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

Recent Developments

On February 16, 2010, we entered into a two year, binding Letter of Understanding (“LOU”) with Matthews International Corporation, a publicly held designer, manufacturer and distributor of memorialization products.  The LOU requires Matthews to make certain minimum purchases from the Company during its term. See our Current Report on Form 8-K filed on February 25, 2010.

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

Plan of Operation

We did not have revenues during our fiscal years ended December 31, 2005 and 2006, and only began having revenues in the quarter ended March 31, 2007.  Prior to us having revenues, our only sources of capital were through the private sale of our securities and loans including loans from officers and directors. Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarters ending March 31, 2010, June 30, 2010, and September 30, 2010 we received an additional $82,027, $17,163, and $3,000, respectively, in gross proceeds from the sale of our common stock for a total of $26,432 for the nine months ended September 30, 2010.  Similarly, for the quarters ending March 31, 2010, June 30, 2010, and September 30, 2010, we received an additional $0.00, $0.00, and $11,000, respectively, in gross loan proceeds for a total of $110,402 for the nine months ended September 30, 2010.

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

Sales.   Sales increased by $15,417 or approximately 21%, from $73,929 in the three months ended September 30, 2009 to $89,346 for the three months ended September 30, 2010. This increase was due to the following factors:

Increased distribution of urns to more customers and

new product availability due to the increased public awareness of product lines

New product available – Star Trek Urns introduced on October 1, 2010.

Cost of Goods Sold.  Cost of goods sold decreased by $1,492 or approximately 2.6%, from approximately $59,331 in the three months ended September 30, 2009 to $56,839 for the three months ended September 30, 2010.

Gross Profit.  Gross profit was $32,507, or approximately 36% of our sales for the three months ended September 30, 2010, compared to gross profit of $15,598 or 21% for the three months ended September 30, 2009.

Units Sold

	For three months ended September 30,
	2010	% of total	2009	% of total
Caskets	34	15%	31	15%
Urns	167	75%	74	73%
Medallions	1	1%	27	5%
Vault Covers	21	9%	0	0%
TOTAL	223	100%	132	100%

The reasons for this 91-unit increase in sales for the three months ended September 30, 2010 from the three months ended September 30, 2009 is increased distribution to more first time customers through market awareness with the general public; and from the posting of vault cover sales for the first time.

Operating Expenses

	For three months ended September 30,
	2010	2009
Operating Expenses	$123,863	$267,729
Administrative	$18,125	$60,506
Depreciation & Amortization	$7,302	$12,653
Total Operating Expenses	$149,290	$467,430

Operating Expenses . Operating expenses decreased by $143,866 o r approximately 54%, from $267,729 in the three months ended September 30, 2009 to $149,290 f or the three months ended September 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $42,381, or approximately 70% from $60,506 in the three months ended September 30, 2009 to $18,125 for the three months ended September 30, 2010. The principal reason for the decrease was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) increased $9,668 or 1,065% to $(8,779) in the three months ended September 30, 2010 from $909 in three months ended September 30, 2009.  This increase is primarily due to the fact that the Company started paying interest on guaranteed royalties due.

Net Loss.  Net Loss decreased $325,360 or 72% to ($125,562) i n the three months ended September 30, 2010 from ($450,922) in the three months ended September 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

The following summarizes changes in our operations for the nine-months ended September 30, 2010 and 2009.

Sales and Cost of Goods Sold

	For nine months ended September 30,
	2010	2009
Sales	$197,923	$284,432
Cost of Goods Sold	$133,682	$187,031
Gross Profit	$64,241	$97,401

Sales.   Sales decreased by $86,509 or approximately 30%, from $284,432 in the nine months ended September 30, 2009 to $197,923 for the nine months ended September 30, 2010. This decrease was due to the following factors:

·	Quarter1 2009 marked the first quarter that Eternal Image had caskets available to sell. There was an influx of orders in Quarter1 2009 as distributors stocked up on casket models

Cost of Goods Sold.  Cost of goods sold decreased by $53,349 or approximately 28%, from approximately $187,031 in the nine months ended September 30, 2009 to $133,682 for the nine months ended September 30, 2010. This decrease was directly related to lower sales volume and the sale of items already paid for that are in inventory.

Gross Profit.  Gross profit was $64,241, or approximately 32% of our sales for the nine months ended September 30, 2010, compared to gross profit of $97,401 or 34% for the nine months ended September 30, 2009.

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

Operating Expenses

	For nine months ended September 30,
	2010	2009
Operating Expenses	$472,427	$1,008,192
Administrative	$46,326	$142,420
Depreciation & Amortization	$21,905	$38,417
Total Operating Expenses	$540,658	$1,189,029

Operating Expenses . Operating expenses decreased by $535,765 or approximately 53% , from $1,008,192 in the nine months ended September 30, 2009 to $472,427 for the nine months ended September 30, 2010. The primary reasons for this decrease were less staff on hand and less professional fees paid out.

Administrative Expenses. Administrative expenses decreased by $96,094 , or approximately 67%, from $142,420 in the nine months ended September 30, 2009 to $46,326 for the nine months ended September 30, 2010. The principal reason for the increase was there was less staff on hand, and the three officers of the Company continue to forego any salary.

Other Income (Expense).  Other Income (Expense) decreased $2,837,070 o r 96% to $(132,743) in the nine months ended September 30, 2010 from ($2,969,813) in nine months ended September 30, 2009.  This decrease is primarily due to the fact that the Company did not convert as much debt into equity as the previous reporting period.

Net Loss.  Net Loss decreased $3,442,2281 or 85% to ($609,160) i n the nine months ended September 30, 2010 from ($4,051,441) in the nine months ended September 30, 2009.  This decrease in loss was primarily related to less stock issued for debt conversions.

Liquidity and Capital Resources

Since our reverse merger in February 2006 through December 31, 2009, we have received $2,170,168 in gross proceeds from the sale of our common stock. For the quarter ending September 30, 2010, we received an additional $3,000  in gross proceeds from the sale of our common stock.

As of September 30, 2010, we had $491,130 of current assets on hand. Also, as of that date, we had accounts payable and accrued expenses of $1,599,477 including $352,220 in guaranteed minimum royalty and license payments. In addition, as of September 30, 2010, we had a total notes payable principal balance of $457,110.  To date, we have not been in default under the terms, provisions and/or covenants of said loans.

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

Note Holder	Note Date	Due Date	Principal Amount
W. Browne**	12/21/2006	3/31/2009	$50,000
N. Popravsky, Sr.	1/30/2008	3/31/2009	3,724
Emerald Asset Advisors	9/17/09	11/17/2009	10,000
Emerald Asset Advisors	12/01/09	12/15/09	200,000
Emerald Asset Advisors	11/13/09	12/13/09	27,000
Frank Colapinto	12/01/09	12/1/10	12,012
D. Boggs	6/9/2008	3/31/2009	50,000
E. Shatter (1)	10/10/2008	1/10/2009	2,500
D. Shatter	5/8/2008	5/1/2009	20,178
J. Parliament	9/13/2008	12/31/2009	46,696
Deb Popravsky	7/2/2010	12/31/2010	7,000
Michael Arsenault	8/5/2010	12/31/2010	3,000
Devon Block	4/12/2010	7/12/2010	$25,000
Total			$457,110

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

Eternal Image, Inc.

(Registrant)

Date: December 22, 2010	/s/ Clint Mytych
Clint Mytych, President, Chief Financial Officer, Chairman of the Board and Director (Principal Executive and Financial Officer)

Date: December 22, 2010	/s/ Donna Shatter
Donna Shatter, Vice President, Secretary/Treasurer and Director

Date: December 22, 2010	/s/ Nick Popravsky
Wallace “Nick” Popravsky, Vice President and Director

20